Form 10-K
period 1994-12-31
FINA INC
filed 1995-03-10
CIK 5611

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K



(MARK ONE)
  /X/         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1994

  / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


                  FOR THE TRANSITION PERIOD FROM            TO

                        COMMISSION FILE NUMBER: 1-4014


                                   FINA, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       13-1820692
       State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization                        Identification No.)

         FINA PLAZA, DALLAS, TEXAS                                 75206
  (Address of principal executive offices)                       (Zip Code)

       Registrant's Telephone Number Including Area Code: (214) 750-2400

          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                             ON WHICH REGISTERED
- --------------------------------------------    --------------------------------------------
     Class A Common Stock $1 par value                    American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.                              YES X      NO
                                                                   ---       ---
     The aggregate market value of the Class A Common voting stock held by non-affiliates of the Registrant as of January 27, 1995 was $163,650,127 based on the closing price of $74.50 per share as recorded by the American Stock Exchange.

     The number of shares outstanding of each of the issuer's classes of common stock, as of March 1, 1995:

                       CLASS A COMMON STOCK -- 14,594,902
                       CLASS B COMMON STOCK --  1,000,000

     Documents Incorporated by Reference: Part III: The Company's Proxy Statement for Annual Meeting of Stockholders to be held April 12, 1995

================================================================================

                             CROSS REFERENCE SHEET

                                  FORM 10-K ITEM                                     LOCATION IN
                                NUMBER AND CAPTION                                    FORM 10-K
                                ------------------                                   -----------
PART I:
 1.   Business.....................................................................     page 1
 2.   Properties...................................................................     page 3
 3.   Legal Proceedings............................................................     page 5
 4.   Submission of Matters to a Vote of Security Holders..........................     page 6

PART II:
 5.   Market for the Registrants' Common Stock and Related Security Holder
        Matters....................................................................     page 6
 6.   Selected Financial Data......................................................     page 7
 7.   Management's Discussion and Analysis of Financial Condition and
        Results of Operations......................................................     page 7
 8.   Financial Statements and Supplementary Data..................................    page 14
 9.   Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure.......................................................    page 37

PART III:
10.   Directors and Executive Officers of the Registrant...........................    page 37
11.   Executive Compensation.......................................................    page 37
12.   Security Ownership of Certain Beneficial Owners and
        Management.................................................................    page 38
13.   Certain Relationships and Related Transactions...............................    page 38

PART IV:
14.   Exhibits, Financial Statement Schedules and Reports on
        Form 8-K...................................................................    page 38

                                     PART I

ITEM 1  BUSINESS

     (a) FINA, Inc. (and subsidiaries, collectively the "Company" and "FINA") was organized in 1956 as American Petrofina, Incorporated and is part of an international group of about 166 companies in 34 countries which are affiliated with Petrofina S.A., a publicly-held corporation organized under the laws of the Kingdom of Belgium. Petrofina Delaware, Incorporated ("PDI") owns approximately 85% and 100% of the Class A and Class B common stock of the Company, respectively. Petrofina S.A. owns 100% of American Petrofina Holding Company which owns 75% of the stock of PDI. The remaining 25% of PDI's stock is owned by Petrofina S.A.

     FINA, Inc. is engaged, through its wholly-owned, main operating subsidiary, Fina Oil and Chemical Company ("FOCC"), in crude oil and natural gas exploration and production; petroleum products refining, supply and transportation and marketing; and chemicals manufacturing and marketing. A wholly-owned subsidiary of the Company, Fina Natural Gas Company, is engaged in natural gas marketing. Fina Technology, Inc., a subsidiary of the Company, licenses certain proprietary processes to others.

     The Company entered the year with a strategic plan to strengthen its balance sheet and better position itself for future profit growth by focusing on items within management's control. Implementation of the plan, which included further consolidation of the Upstream and Downstream businesses through sales of non-strategic assets, constrained capital expenditures and productivity improvements reduced debt by more than $160 million, or 20%, and reduced the total debt to total capital ratio from 42% to 36%. Asset sales reflected the Company's strategic objectives of geographic consolidation and organizational streamlining. Capital expenditures were $136 million, or 9% above the prior year's $125.4 million.

     Capital expenditures by segments of the Company are shown in Note 12 to the Consolidated Financial Statements on pages 30 and 31. Expenditures associated with refining, supply and transportation and marketing were $48.8 million of the total capital expenditures primarily due to safety and environmental projects at both refineries. Expenditures of $49.3 million for exploration and production were attributable primarily to development activity. Expenditures relating to chemicals were $33.6 million. Capital expenditures are expected to increase to $215 million in 1995.

     No major individual assets or subsidiaries were acquired or disposed of during the five years ending December 31, 1994.

     (b) Segment data is shown in Note 12 "Segment Data" to consolidated financial statements on pages 30 and 31 herein.

     (c) The Company has grouped its businesses into (1) crude oil and natural gas exploration and production, and natural gas marketing; (2) petroleum products refining, supply and transportation and marketing; and (3) chemicals manufacturing and marketing, primarily petrochemicals and plastics including polypropylene, polystyrene, styrene monomer, high density polyethylene, and aromatics, and the licensing of certain chemical processes. The energy products are produced and refined by FOCC, a Delaware corporation. Petrochemicals and plastics are manufactured by FOCC and by Cos-Mar Company, a 50% owned joint venture.

     The Company markets gasoline and other refined products under the FINA(R) brand and also markets some unbranded products. FINA(R) fuel products are primarily sold through 231 independent businesses which supply approximately 2,569 branded retail outlets, located in 11 states in the Southeastern and Southwestern regions of the United States. The Company also markets petrochemicals and plastics under the FINA(R) brand. Fina Natural Gas Company is engaged in natural gas marketing.

     FOCC also markets naphtha, jet fuel, distillates, diesel fuel, heavy oils, and asphalt.

     Following are products which accounted for more than 10% of consolidated revenues in 1994, 1993 and 1992, and their appropriate percentage of revenues for the last three years:

                                                                      PERCENTAGE OF REVENUES
                                                                      ----------------------
                                                                      1994     1993     1992
                                                                      ----     ----     ----
    Refined Products:
      Gasoline......................................................   29%      34%      37%
      Distillates...................................................   20%      23%      22%
    Petrochemicals and Plastics.....................................   28%      21%      21%
    Natural Gas.....................................................   14%      13%      10%

     Additional segment data is shown in Note 12 "Segment Data" to consolidated financial statements on pages 30 and 31 herein.

     Sufficient raw material is available in the foreseeable future for supplying the needs of the various manufacturing units of the Company, although political situations in the important oil producing nations can aggravate the supply situation in the United States where imports of oil are necessary to meet demand.

     The Company licenses its patented chemical processes throughout the world, but the net earnings derived from licensing were not material to the consolidated results of operations in 1994, 1993 and 1992.

     The business of the Company cannot be considered seasonal and is sensitive to crude oil and natural gas pricing, margins between crude oil and refined products and chemicals margins. There are, however, fluctuations, such as increased demand for gasoline during summer months. Inflation increases the costs of labor and supplies and increases costs of acquiring and replacing property, plant and equipment.

     Inventories of refined products fluctuate and crude oil inventories vary according to the overall supply picture and in anticipation of price increases or decreases. Payments for crude oil are generally expected by the 20th day of the month following the month in which the crude oil was delivered. Payments for refined products are generally expected within 10 days of billing. Payments for chemicals are generally expected within 30 days of billing. Credit is sometimes extended for a longer period on products when there is a surplus, and in some cases, credit terms are influenced by credit history and financial stability.

     No material part of the business is dependent on a single customer or a few customers. Most of the Company's customers are located in the South and Midwest regions of the United States, except with respect to chemicals where customers are located throughout the United States. No single customer accounted for more than 5% of the Company's sales in 1994, 1993 or 1992, and no account receivable from any customer exceeded 5% of the Company's consolidated stockholders' equity at December 31, 1994, 1993 or 1992.

     No material portion of the business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

     In both the crude oil and natural gas exploration and production and natural gas marketing segment and the petroleum products refining, supply and transportation and marketing segment, the principal methods of competition are price and availability of product. In the petroleum products and chemicals segments, quality of the product is also a competitive factor.

     During 1994, $21.7 million was expended on pollution control and environmental protection capital projects. It is estimated that environmental protection facilities will require capital expenditures in 1995 of approximately $19.3 million companywide. Additionally, during 1994, $51.6 million was charged to expense relating to various environmental activities.

     The number of persons employed on December 31, 1994 was 2,716 full time and 54 part time.

     (d) Sales, operating profit (loss), and identifiable assets as of and for the three years ended December 31, 1994 were substantially all attributable to domestic operations.

     (e) "Executive Officers of the Registrant" are described in Part III, Item 10.

ITEM 2  PROPERTIES

     (a) The Company owns and operates two refineries in Texas. The total raw materials processed at both refineries averaged 215,000 barrels per day for the year. The Port Arthur, Texas refinery is located on 1,231 acres in Jefferson County, Texas and the Big Spring, Texas refinery is located on 1,259 acres in Howard County, Texas.

     In 1990, the plant located in Carville, Louisiana became the largest single site polystyrene manufacturing plant in the United States and the second largest in the world with total net capacity of approximately 700 million pounds per year. The world's largest single production train is installed at the plant. The Carville, Louisiana plant, and the adjacent styrene monomer plant discussed below, are located on 358 acres in Iberville Parish, Louisiana.

     The Company owns and operates a polypropylene plant at La Porte, Texas on
76.5 acres of land in Harris County, Texas. The throughput capacity is approximately 960 million pounds per year. The La Porte, Texas, plant is the third largest single site polypropylene manufacturing facility in the United States.

     Sigma Coatings, which conducted the Company's paint and industrial coatings business, was sold in 1993 to an affiliate of Petrofina S.A. in an arm's length transaction. The sales price was $7.8 million plus working capital. No gain or loss was recorded.

     The Company purchased a high density polyethylene plant in 1992. The plant is located in Harris County, Texas, in the Bayport area. The plant has a demonstrated capacity of 360 million pounds per year and is situated on 54.7 acres of land.

     FOCC operates, for a 50% owned joint venture, a styrene monomer plant located in Carville, Louisiana. Gross production capacity is 1.9 billion pounds per year. This plant is the largest single site styrene production facility in the world.

     Through a 26% ownership interest in a joint venture with Hercules, Incorporated, the Company owned an interest in a paraxylene facility rated at a 600 million pound capacity per year and located in St. Croix, V.I. The plant was closed by the end of 1992.

     A subsidiary of the Company owns a 33% interest in a propylene splitter at Mont Belview, Texas with an approximate 650 million pounds per year capacity. Approximately two-thirds of the output is currently supplied as raw material to the Company's La Porte polypropylene plant.

     Over 1,455 miles of crude oil gathering and mainline pipelines are owned and operated by the Company, together with 372 miles of products pipelines which are leased. The Company also owns storage terminals and owns and leases rail tank cars which are used in its distribution systems.

     Of the approximately 2,607 branded service stations in the Company's marketing network, 85 are owned in fee, and 35 are leased.

     At the end of 1993, the Company had one 225,000 DWT, 1.5 million barrel capacity tanker, the T/T Brooklyn under time charter for a remaining period of 5 years. During 1994, the T/T Brooklyn had its long-term lease terminated and the vessel was re-delivered to its owners. Another vessel, T/T Williamsburgh, had its long-term lease terminated in 1993, and the vessel was re-delivered to its owners.

     (b) Reserve Quantity information is shown in "Supplemental Oil and Gas Data (Unaudited)" to consolidated financial statements on pages 34 and 35 herein.

     (c) 1. Location of Reserves. The Company's major crude oil reserves are located in West Texas in the Permian Basin and the Company's major gas reserves are located in High Island A571 offshore in the Gulf of Mexico, at Mecom and LaTerre in Louisiana, and in the Texas Rio Grande Valley. All of the Company's proved oil and gas reserves are located in the United States.

        2. Reserves Reported to Other Agencies

     Total proved net oil and gas reserves as of December 31, 1993 were reported to the Energy Information Agency of the U.S. Department of Energy in May 1994 (EIA-28) in the amounts of 36 million barrels of crude oil and natural gas liquids and 439 BCF of natural gas.

     The reserve estimates reported above do not vary by more than five percent from the similar amounts reported to the SEC for the same date.

        3. Production

                                                                         FISCAL YEAR
                                                                      ENDED DECEMBER 31,
                                                                   ------------------------
                                                                    1994     1993     1992
                                                                   ------   ------   ------
    Average Sales Price:
      Crude Oil and Condensate ($/Bbl)...........................  $14.27   $15.66   $17.67
      Natural Gas ($/MCF)........................................  $ 1.85   $ 2.11   $ 1.77

    Production (Lifting) Costs, including production severance taxes ($BOE) (natural gas converted to barrels at 6 MCF to
      1 Bbl).....................................................  $ 5.28   $ 5.09   $ 4.42

     All of the Company's production is located in the United States. Any volumes of natural gas liquids resulting from ownership of processing plant facilities are not significant.

        4. Productive Wells and Acreage

     As of December 31, 1994:

             PRODUCTIVE WELLS
- ------------------------------------------
     GROSS                     NET                  DEVELOPED ACREAGE
- ----------------        ------------------        ----------------------
 OIL        GAS          OIL         GAS           GROSS          NET
- ------      ----        ------      ------        --------      --------
2,238       448         681.9       207.3         862,309       306,658

        5. Undeveloped Lease Acreage

                                                                 GROSS              NET
                                                             --------------    --------------
    As of December 31, 1994................................   347,823 acres     189,723 acres

     Fee, mineral and royalty acreage was 1,036,342 net acres as of December 31, 1994.

        6. Drilling Activity

                                                                          NET WELLS
                                                                   YEAR ENDED DECEMBER 31,
                                                                  -------------------------
                                                                  1994      1993      1992
                                                                  -----     -----     -----
    Exploratory
      Productive..............................................      1.5       6.1       9.0
      Dry.....................................................      1.2       5.1       9.4

    Development
      Productive..............................................     30.1      18.0      37.3
      Dry.....................................................      1.6       3.5       1.7

        7. Present Activity as of December 31, 1994

            DRILLING WELLS IN PROGRESS

            Gross.......................................................      13
            Net.........................................................    9.47

     8. At all times the Company has contractual obligations to deliver natural gas, usually on an "as needed" basis. Therefore, contract quantities are not fixed and determinable. In May of 1989, the Company began purchasing gas produced by unaffiliated companies for resale to the Company's customers. During 1994, 247,916 MMCF of gas was purchased and resold from both affiliated and unaffiliated companies. The Company's obligations to deliver natural gas have been met.

     On December 31, 1994, the Company was obligated to deliver 4,762,562 barrels of crude oil in January 1995, 4,283,372 barrels in February, 2,077,676 barrels in March and 1,014,059 barrels in April. The Company purchases crude oil either at the lease, on the spot market or on the futures market to fulfill its commitments. The Company met its contractual obligations to date.

ITEM 3  LEGAL PROCEEDINGS

     As of December 31, 1994, neither FINA, Inc. nor any of its subsidiaries was a party to, nor was any of their property subject to, any uninsured material pending legal proceedings or claim which exceeds 10% of the current assets.

     Management believes that there is no environmental liability pertaining to proceedings involving a governmental authority in excess of $100,000 which is reasonably foreseeable in relation to its business activities and operational permits other than:

      1. The United States Environmental Protection Agency ("EPA") is empowered by the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") to investigate hazardous waste disposal sites and to remove, or to cause responsible parties to remove, or treat hazardous substances and to restore the sites to a safe condition. FOCC and Cos-Mar, for which FOCC acts as operator, have been named as potentially responsible parties with respect to the Brio site in Harris County, Texas. FOCC and Cos-Mar, along with other potentially responsible parties, have signed a consent decree with the EPA, agreeing to treat or remove certain hazardous substances. FOCC's share of the cleanup costs, both individually and as 50% owner of Cos-Mar, is $395,000.

      2. FOCC has also been named a potentially responsible party by the State of New Jersey at the Duane Marine site in Perth Amboy, New Jersey. A group of potentially responsible parties, including FOCC, have agreed to conduct an investigation. It is not possible at this time to estimate the amount of monies for which FOCC will be liable, if any.

      3. The EPA has listed the hazardous waste disposal area of a refinery located in El Dorado, Kansas, as a Superfund site pursuant to CERCLA. As a former owner of the site, FOCC would be liable for 65% of the clean-up cost which is currently estimated to be $4,170,000. FOCC signed a consent order with the State of Kansas and the present owner of the site. The State of Kansas and the EPA have approved a plan for cleanup.

      4. FOCC's Windsor, New Jersey, plant was closed in 1989. Under New Jersey's closing law, surface cleanup of the site was conducted at a cost of $1,000,000. The remaining groundwater cleanup was initiated in 1994 at an estimated total cost of $675,000 and will take a number of years to complete.

      5. FOCC and 8 other potentially responsible parties have been required by the Texas Natural Resource Conservation Commission (TNRCC) to conduct an investigation of the closed Col-Tex refinery located near Colorado City, Texas. For a portion of the site, FOCC has covered pits which could harm birds, provided fencing around the area, and installed a hydrocarbon abatement system to stop oil from seeping into the Colorado River. The other named potentially responsible parties have appealed the TNRCC's Order regarding remediation to the state district court.

      6. A hazardous waste operating permit has been issued to the Big Spring Refinery. Pursuant to the permit, FOCC initiated interim corrective action to recover free product from ground water. FOCC is also obligated to submit a remediation plan.

      7. FOCC is engaged in several underground storage tank (UST) removal and remediation activities in several states. These activities are conducted pursuant to applicable state regulations, and a substantial portion of costs are reimbursable from various state UST remediation funds.

     Environmental contingencies and the Company's policy regarding environmental costs are discussed in Note 11 to the consolidated financial statements, on page 29. A reserve has been established in accordance with the policy. Although the level of future expenditures for environmental matters, including clean-up obligations, is impossible to determine with any degree of certainty, it is management's opinion that the costs, although potentially significant to any one accounting period, when finally determined will not have a material adverse effect on the consolidated financial position or liquidity of the Company.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1994.

                                    PART II

ITEM 5 MARKET FOR THE REGISTRANTS' COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Class A Common Stock of the Company is traded on the American Stock Exchange under the symbol FI. On January 27, 1995, there were 14,594,902 Class A Common Shares outstanding and 2,651 holders of the shares.

      COMMON STOCK MARKET PRICES BY QUARTER AND DIVIDEND PAID PER QUARTER

                                                    1994                                  1993
                                        ----------------------------       ----------------------------------
                                                            DIVIDEND                                 DIVIDEND
                                        HIGH       LOW        PAID           HIGH         LOW          PAID
                                        -----     -----     --------       --------     --------     --------
1st Quarter...........................  $71 3/4   $67 1/2    $  .80          $67 3/4      60 1/2       $.80

2nd Quarter...........................  76 5/8    69 1/2        .80          67 1/4       60 1/4        .80

3rd Quarter...........................  79 3/4    75 1/4       1.00          69 3/4       60 1/2        .80

4th Quarter...........................  76 1/2    64           1.00          71           68 1/2        .80

     The Stock Transfer Agent and Registrar of Stock is First Chicago Trust Company of New York, P.O. Box 2500, Jersey City, New Jersey 07303-2500.

ITEM 6  SELECTED FINANCIAL DATA

                          FINA, INC. AND SUBSIDIARIES

                    SUMMARY OF FINANCIAL AND OPERATING DATA

                                                            1994          1993          1992          1991          1990
                                                         ----------    ----------    ----------    ----------    ----------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FINANCIAL
Sales and other operating revenues.....................  $3,421,112    $3,416,223    $3,397,523    $3,336,353    $3,978,202
Depreciation, depletion, amortization, and lease
  impairment...........................................     185,961       198,341       194,804       190,947       176,097
Net earnings:
  Earnings before cumulative effect of accounting
    change.............................................     102,041        70,353        24,138        42,008       125,543
  Cumulative effect of accounting change(1)............          --            --       (34,320)           --            --
  Net earnings (loss)..................................     102,041        70,353       (10,182)       42,008       125,543
Earnings per common share:
  Earnings before cumulative effect of accounting
    change.............................................        6.54          4.51          1.55          2.71          8.11
  Cumulative effect of accounting change(1)............          --            --         (2.20)           --            --
  Net earnings (loss)..................................        6.54          4.51          (.65)         2.71          8.11
Capital expenditures...................................     136,381       125,472       211,442       296,590       333,861
Long-term debt.........................................     531,162       740,058       890,389       840,464       740,966
Total long-term obligations............................     532,148       766,476       950,960       911,521       816,221
Total assets...........................................   2,493,862     2,511,353     2,924,475     2,916,341     2,879,380
Stockholders' equity...................................   1,144,807     1,098,827     1,076,966     1,135,923     1,140,529
Cash dividends per share...............................        3.60          3.20          3.20          3.20          3.20
Average shares outstanding.............................      15,595        15,590        15,563        15,530        15,480

OPERATIONS
Crude oil, condensate, and natural gas liquids produced
  (in thousands of net barrels)........................       4,556         5,905         7,164         7,681         8,211
Natural gas produced (in millions of cubic feet).......      52,864        67,924        75,589        74,359        74,843
Natural gas sold (in millions of cubic feet)...........     259,515       204,449       178,712       131,978       106,721
Total refinery throughput (barrels per day)............     215,000       198,000       187,000       175,000       175,000
Major petrochemicals and plastics sold (millions of
  pounds)..............................................       3,200         3,000         2,700         2,500         2,300
Company-branded service stations.......................       2,607         2,675         2,644         2,919         3,136
Undeveloped leasehold acreage (net)....................     189,723       203,734       257,836       311,382       261,093
Fee, mineral, and royalty acreage (net)................   1,036,342     1,045,108     1,056,963     1,052,984     1,044,322
Employees (year-end)...................................       2,770         3,224         3,369         3,665         3,997

- ---------------

(1) Cumulative effect to January 1, 1992 of change in accounting for postretirement benefits other than pensions.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF FINANCIAL INFORMATION

     Fina's net income for 1994 was $102 million compared to $70 million in 1993 and $24 million in 1992 (before cumulative effect of accounting change). Net income for 1994 includes $13 million of gain from sale of assets and $33 million of inventory gains, after-tax, related to improved crude, product and chemical prices since the beginning of the year. These gains were partially offset by a $30 million after-tax charge for establishment of reserves for various contingencies including $12.8 million after-tax for future environmental remediation projects.

     Net income for 1993 included a $75 million after-tax gain from sale of assets and a $33 million after-tax charge to state inventories at the lower of LIFO cost or market.

     The net loss for 1992 includes an after-tax charge of $34.3 million from adoption of Financial Accounting Standards Board Statement No. 106, which relates to employee post-retirement benefits other than pensions.

     Earnings per common share in 1994 were $6.54 compared to $4.51 in 1993 and a net loss in 1992 of $.65 per share ($1.55 per share net earnings before cumulative effect of accounting change). The Company paid total dividends of $3.60 per share in 1994 and $3.20 per share in 1993 and 1992.

     Sales and other operating revenues for 1994 at $3.4 billion were essentially unchanged from 1993 and 1992, with higher chemical prices and volumes offsetting lower petroleum and natural gas prices and volumes. The increase in 1992 over 1991 of $100 million was a result of higher volumes and natural gas prices offsetting lower petroleum and chemical prices.

     Total assets in 1994 and 1993 remained constant at $2.5 billion. Total assets decreased by $413 million in 1993 from 1992. The decrease in 1993 was principally due to price and volume related inventory declines, depreciation, depletion and amortization in excess of capital expenditures and a decrease in receivables. Book value of assets sold, excluding receivables, was $58.4 million in 1993.

     Cost of raw materials and products purchased and direct operating expenses as a percent of sales and other operating revenues were relatively constant for 1994, 1993 and 1992.

     Selling, general and administrative expenses have decreased over the three year period because of a cost reduction program.

     Interest expense decreased from 1992 to 1993 and again in 1994 primarily because of decreased debt levels and lower interest rates on floating interest rate debt in 1993 and 1994.

     Interest and other income for 1993 includes $106.6 million from gain on sale of assets, including $101.8 million from exploration and production related properties.

     Long-term obligations less current installments were $532 million at the end of 1994, compared to $766 million in 1993 and $951 million in 1992. Total debt was $650 million at year-end 1994, compared to $811 million at year-end 1993 and $1.215 billion at year-end 1992. The principal paydown was primarily from operating income, working capital reductions, and the proceeds from asset sales, as part of the plan to reduce debt. The increase in total debt in 1992 was due primarily to the large capital expenditure associated with the acquisition of the HDPE plant described herein under the subheading "Chemicals" and to expenditures to upgrade the Port Arthur, Texas Refinery.

     Stockholders' equity was $1.145 billion, or $73.41 per common share, in 1994 compared to $1.099 billion, or $70.47 per common share, in 1993 and $1.077 billion, or $69.16 per common share, in 1992. The increase in stockholders' equity in 1994 and 1993 was attributable to net income after annual dividends of $3.60 per share in 1994 and $3.20 per share in 1993.

     Crude oil and refined products and chemicals are priced at the lower of cost (last-in, first-out, "LIFO") or market on an aggregate basis. Materials and supplies are priced at average cost, not in excess of market; in the case of material salvaged, an allowance is made for obsolescence and depreciation. Because of a significant decline in the price of crude oil and refined products, the Company recorded a valuation reserve in 1993 of $47,048,000 pre-tax to reduce the LIFO cost of inventory to net realizable value. The price of crude oil, petroleum products and chemicals increased in 1994 allowing restoration through income of the full amount of the reserve established in 1993. The excess of replacement cost of crude oil and refined products and chemicals over LIFO cost at December 31, 1994 was approximately $8.4 million.

     Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions" (Statement 106), which establishes a new accounting principle for the cost of retiree health care and other postretirement benefits. Prior to 1992, the Company recognized these benefits on the pay-as-you-go basis. The effect of adopting Statement 106 for the year ended December 31, 1992 was to increase net periodic postretirement benefits costs by $1,500,000 ($.10 per share), decrease earnings before cumulative effect of accounting change by $990,000 ($.06 per share) and increase net loss by $35,310,000 ($2.26 per share).

     The impact of the various lines of business on the financial position and results of operations is discussed in the following text under appropriate operating unit subheadings.

  Exploration and Production and Natural Gas Marketing

     Revenues and earnings (loss) before interest and income tax were $549.2 million and ($3.4 million), $519.8 million and $121.1 million and $456.9 million and $51.1 million for 1994, 1993 and 1992, respectively.

     Exploration and production earnings before interest and taxes decreased $124.5 million from 1993 including an $89 million decrease in gain from asset sales. Asset sales gains were $12.7 million in 1994 and $101.8 million in 1993. The remainder of the decrease was because of lower oil and gas prices and volumes partially offset by lower operating costs.

     Average crude oil, condensate and natural gas liquids production was 12,500 barrels per day, a decline from 16,200 barrels in 1993 because of natural declines, divestitures and limited drilling. Natural gas production in 1994 was 145 MMCF per day and 186 MMCF per day in 1993. Natural gas wellhead sales volumes declined due to asset sales and mild winter weather.

     Average wellhead prices for crude fell $1.39 per barrel to $14.27 in 1994. Average wellhead prices for natural gas were $1.85 per MCF in 1994 down from $2.11 per MCF in 1993.

     The drilling program for 1994 got off to a slow start with significant resources devoted to the sale of lower value properties and geographic consolidation, a strategy initiated in 1993. Reserve additions were 7.5 million barrels oil equivalent. Total reserves fell 18% after production of 13.4 million barrels oil equivalent. Divestitures accounted for 49% of the decline. Finding and development costs in 1994 were $5.71 per barrel oil equivalent compared to $5.74 in 1993 and $3.90 in 1992. Lifting costs, at $5.28 per barrel oil equivalent was up from $5.09 in 1993.

     The Company participated in 3 net exploratory wells, compared to 11 in 1993 and 18 in 1992. The success rate was 56% compared to 54% in 1993 and 50% in 1992.

     Natural Gas Marketing in 1994 increased sales 27% compared to 1993. Sales volume was 711 million cubic feet per day. Income from gas trading increased 11%. This was accomplished with no increase in per-unit marketing costs. Overall, gas marketing activities added 17 cents per thousand cubic feet to the value of the Company's natural gas production.

  Refining, Marketing, Supply & Transportation

     Revenues and earnings (loss) before interest and income tax were $2.0 billion and $47.2 million, $2.1 billion and ($8.3 million), and $2.2 billion and ($61.4 million) for 1994, 1993 and 1992, respectively.

     The earnings for 1994 include $25.4 million of inventory gains from the reversal of a 1993 valuation reserve due to price increases of crude oil and petroleum products since the beginning of the year and a $6.2 million gain from the sale of the Company's retail operations in the Minneapolis/St. Paul area. Offsetting these gains were $29.4 million of established reserves including $18.7 for future environmental remediation. Sale of the Minneapolis/St. Paul area retail operation will allow increased focus on a single Dallas/Fort Worth area retail operations.

     During 1994, the Downstream was reorganized into two geographic Business Units which contributed to improved results. The business unit structure improved communications and teamwork across business lines and increased focus on key elements of the business, while facilitating better productivity and lower cost of operations. This reorganization is expected to provide further benefits in 1995. Record-setting refinery operations and greater productivity contributed to the improved earnings, even in a persistently difficult industry business environment characterized by low refining margins.

     Refining margins were disappointing, specifically the fuels margin. Industry fuels margins were only 7 cents per barrel better than 1993, which was a very low year, and were 50 cents per barrel below the historical five-year average. Aromatics margins were strong, about 65 cents per barrel above 1993. This was especially helpful at the Port Arthur refinery where the Company is among the industry leaders in aromatics production compared to crude throughput. Margins at the Big Spring refinery were improved from 1993 primarily because of improved yields. Overall, poor industry margins continued to negatively affect earnings and mask significant improvements in refining operations.

     Refinery operations were excellent in 1994 with a new record throughput of 215,000 barrels per day. Yields were substantially improved over 1993 with throughput records set in numerous units, including the catalytic cracking units, reformers and hydrotreaters. Both refineries have turnaround activity scheduled for 1995 in the reforming areas.

  Chemicals

     Revenues and earnings before interest and income taxes were $890.3 million and $164.4 million, $794.8 million and $53.7 million, and $729.7 million and $102.8 million for 1994, 1993 and 1992, respectively. Earnings for 1994 include an inventory gain from the reversal of a 1993 valuation reserve of $16 million from price recovery since the first of the year.

     Chemicals was the largest contributor to earnings, as demands and margins for the Company's products continued to increase. With all plants operating at maximum capacity, total demand for some products could not be met.

     As with the Downstream, the Chemicals segment was reorganized into business units of Styrenics, Polypropylene and Polyethylene. The business units, which facilitated enhanced teamwork and focus, were particularly important at a time when demands grew rapidly, resulting in critically low inventories and the need for close and effective coordination between plant and sales personnel. The benefits were apparent in more optimized plant scheduling and in helping manage customer relations as on-time deliveries became more difficult.

     Industry margins growth exceeded expectations reflecting strong product demand growth and increased capacity utilization. Industry demands for polypropylene, polystyrene, and HDPE resulted in industry capacity utilization levels in the 90-95% range. Margins for all products improved as the year progressed in spite of rapidly increasing raw material costs. Petrochemical demand and prices are expected to remain strong through 1995.

     Total chemicals sales growth continued in 1994 with volumes up 7 percent compared to 1993. Total production and sales volumes were 3.1 billion pounds in 1994 compared to 3.0 billion pounds in 1993 and 2.7 billion pounds in 1992.

     Early in 1995, plans were announced for debottlenecking the polystyrene plant in Carville, Louisiana. The first quarter 1995 project will increase capacity on all production lines, and will increase annual polystyrene capacity by 45 million pounds, to 775 million pounds. FINA also will build a new 250 million pound crystal polystyrene production line utilizing proprietary technology at the Carville site. It will commence operations in the third quarter of 1996 and will increase total polystyrene capacity to 1.025 billion pounds per year, making the Carville plant the largest single site polystyrene facility in the world.

     An expansion at the LaPorte polypropylene plant to increase capacity by 400 million pounds per year is scheduled for completion in the fourth quarter of 1995. After completion, at a capacity of 1.4 billion pounds per year, it will be the largest polypropylene plant in the world.

     Sigma Coatings, a manufacturer of paint and industrial coatings was sold in 1993 to an affiliate of Petrofina S.A. for $7.8 million plus working capital. No gain or loss was recorded.

ENVIRONMENTAL MATTERS

     The Company is subject to extensive federal, state and local environmental laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund), the Resource Conservation and Recovery Act (RCRA), the Clean Water Act and the Clean Air Act. These regulations, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites, including Superfund sites, service stations, terminals and other operating or inactive facilities.

     Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

     In 1994, the Company spent approximately $21.7 million in capital expenditures for environmental protection and for compliance with federal, state and local environmental laws and regulations. Environmental costs charged to expense in 1994 were $51.6 million. Costs charged to operating expense include ongoing administration and maintenance activities at operating facilities, and reserves associated with site remediation at current operating facilities, former operating facilities, and off-premises waste disposal sites.

     Total environmental cash expenditures at the Company's operating locations are expected to increase over the next several years as the Company complies with present and future regulatory requirements. These costs are likely to be substantial, and will be incurred over an extended period of time. Estimated capital expenditures for 1995 related to environmental matters are $19.3 million.

     The Company has been advised it may be a Potentially Responsible Party
(PRP) at 19 Federal Superfund sites and one state Superfund site. Due to the number of PRPs involved at most sites, the number of possible remedial solutions, the number of years of remedial activity required, and the evolutionary nature of the technology involved, the Company is unable to assess and quantify the extent of its responsibilities at the majority of the sites.

     The Company and Cos-Mar, a joint venture for which the Company acts as operator, have been named as potentially responsible parties for a Superfund site, the Brio site, in Harris County, Texas. The Company and Cos-Mar, along with other potentially responsible parties, have signed a consent decree with the EPA, agreeing to treat or remove certain hazardous substances. FOCC's share of the cleanup costs, both individually and as 50% owner of Cos-Mar, is $395,000.

     The EPA has listed the hazardous waste disposal area of a refinery located in El Dorado, Kansas, as a Superfund site. As a former owner of the site, the Company would be liable for 65% of the clean-up cost which is currently estimated to be $4,170,000. The Company signed a consent order with the State of Kansas and the present owner of the site which recommends cleanup alternatives. The State of Kansas and the EPA have approved a clean-up plan for surface impoundments at the site and remediation began in late 1994.

     In response to an Administrative Order from the Texas Natural Resources Conservation Commission to 9 PRPs, the Company agreed to conduct an investigation of a closed refinery located near Colorado City, Texas. The other named PRP's have appealed the order. A comprehensive investigation of the site is now underway. The Company also operates a hydrocarbon abatement system, which captures contaminated groundwater before it reaches the Colorado River.

     A hazardous waste operating permit issued to the Big Spring refinery requires an investigation of the sources of soil and groundwater contamination at the site. An environmental assessment of inactive waste management units is ongoing, and widespread on site and off site groundwater contamination has been confirmed. The Company has taken action to define the extent of contamination and has initiated interim groundwater recovery. The design of a full-scale groundwater collection and treatment system is nearing completion.

     Discussions are also ongoing with governmental agencies regarding the scope of investigation and remediation activities at operating and inactive locations. Although the level of future expenditures for environmental matters, including cleanup obligations, is impossible to determine with any degree of certainty, it is management's opinion that the costs, although potentially significant to any one accounting period, when finally determined will not have a materially adverse effect on the financial position or liquidity of the Company.

CAPITAL RESOURCES AND LIQUIDITY

     The Company's cash liquidity requirements for working capital, capital expenditures, acquisitions and debt reductions over the past three years were financed primarily by a combination of funds generated from operations, borrowings and dispositions of assets.

     The Company had working capital of $115.7 million at December 31, 1994 and $164.9 million at December 31, 1993. Excluding short term obligations and the current portion of total debt, working capital increased from 1993 by $24.5 million.

     Cash flow from operations was $275.4 million in 1994, $378.3 million in 1993 and $119.3 million in 1992. The 1994 cash flow from operations decreased primarily because of an increase in inventories and accounts receivable. The 1993 cash flow from operations increased primarily because of substantial decreases in inventories, and accounts receivable, including an $80 million sale of accounts receivable during 1993. Cash flow in 1992 decreased because of lower earnings and changes in various working capital components.

     During 1994, the Company furthered its debt reduction plan and, as a result, total debt at year-end 1994 was reduced to $650 million from a level of $1.24 billion during the first quarter of 1993. Debt was reduced primarily with proceeds from the sale of assets and funds from operations. The majority stockholder of the Company has not been the principal lender in the past two fiscal years.

     In 1993, the Company entered into long-term note agreements with certain insurance companies that provided for unsecured borrowings aggregating $275 million under Series A, Series B, and Series C Senior Notes. Proceeds from these notes were used to repay other debt.

     The Company had an unsecured revolving credit facility with a group of banks in the amount of $450 million at December 31, 1993. Under the facility, the Company has available credit in an amended amount of $400 million through May 2000. No borrowings were outstanding under this facility at December 31, 1994.

     The Company paid dividends of $3.60 per share in 1994 and $3.20 per share in 1993 and 1992.

     The Company believes that cash provided by operations, together with borrowings available under the revolving credit facility with banks, will be sufficient to fund the Company's working capital requirements, capital expenditures, principal, interest and dividends.

  Capital Expenditures

                                                           1994          1993        1992
                                                         --------      --------    --------
                                                                   (IN THOUSANDS)
    Exploration, Production and Natural Gas............  $ 49,299      $ 30,665    $ 61,885
    Refining, Marketing, and Supply and
      Transportation...................................    48,817        86,233      77,711
    Chemicals..........................................    33,579         7,226      69,183(1)
    Corporate and Other................................     4,686         1,348       2,663
                                                         --------      --------    --------
              Total....................................  $136,381      $125,472    $211,442

- ---------------

(1) Includes a $32 million non-cash item.

     1994 capital expenditures were 9% above 1993. Projected capital expenditures in 1995 are $215 million.

IMPACT OF INFLATION AND CHANGING PRICES

     The business of the Company is not seasonal but is sensitive to crude oil and natural gas pricing, margins between crude oil and refined products, and chemical margins. Inflation impacts the Company by increasing costs of labor and supplies, and increasing costs of acquiring and replacing property, plant and equipment. The replacement cost of property, plant and equipment is generally greater than the historical cost as a result of inflation.

     Market conditions continue to be the primary factor in determining the prices and costs of Company products.

MANAGEMENT RESPONSIBILITY FOR CONSOLIDATED FINANCIAL STATEMENTS

     The management of FINA, Inc. is responsible for the financial information and representations contained in the Consolidated Financial Statements and other sections of this Annual Report on Form 10-K. The Company believes that the financial statements fairly reflect the substance of its transactions and present its consolidated financial position and results of operations in conformity with generally accepted accounting principles. In preparing the Consolidated Financial Statements, the Company is required to include amounts that are based on estimates and judgments which the Company believes are reasonable under the circumstances.

     The Company has developed and maintains a system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded from loss or unauthorized use and that transactions are properly recorded. In establishing and maintaining internal controls, management must exercise judgment in determining that the cost of such controls does not exceed the benefits to be derived.

     The Board of Directors exercises its oversight role for the Consolidated Financial Statements through its Audit Committee, which is composed solely of directors who are not officers or employees of the Company. The Audit Committee meets with Company management, internal auditors, and the independent auditors to review the audit scope and any recommendations for improvements in the Company's internal accounting controls. The independent auditors are engaged to provide an objective, independent view of the fairness of reported operating results and financial condition.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          FINA, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                                        PAGE
                                                                                        ----
Independent Auditors' Report..........................................................   15
Consolidated Balance Sheets -- December 31, 1994 and 1993.............................   16
Consolidated Statements of Operations -- Three years ended December 31, 1994..........   17
Consolidated Statements of Stockholders' Equity -- Three years ended December 31,
  1994................................................................................   18
Consolidated Statements of Cash Flows -- Three years ended December 31, 1994..........   19
Notes to Consolidated Financial Statements............................................   20
Schedule VIII -- Consolidated Valuation and Qualifying Accounts -- Three years ended
  December 31, 1994...................................................................   36

     All other schedules are omitted as the required information is inapplicable or presented in the consolidated financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
FINA, Inc.:

     We have audited the consolidated financial statements of FINA, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FINA, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in note 7 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" in 1992.

                                            KPMG Peat Marwick LLP

Dallas, Texas
January 27, 1995

                          FINA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1993
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                         1994           1993
                                                                      ----------     ----------
Current assets:
  Cash and cash equivalents.........................................  $    3,533     $    3,276
  Accounts and notes receivable, less allowance for doubtful
     receivables of $7,201 in 1994 and $6,685 in 1993...............     365,614        293,269
  Inventories.......................................................     286,538        264,536
  Deferred Federal income taxes.....................................      21,381         34,272
  Prepaid expenses and other current assets.........................       9,013         10,960
                                                                      ----------     ----------
          Total current assets......................................     686,079        606,313
                                                                      ----------     ----------
Investments in and advances to affiliates...........................      16,754         30,292
Net property, plant and equipment, at cost (successful efforts
  method for oil and gas properties)................................   1,691,062      1,792,718
Deferred charges and other assets, at cost less applicable
  amortization......................................................      99,967         82,030
                                                                      ----------     ----------
                                                                      $2,493,862     $2,511,353
                                                                       =========      =========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short term obligations............................................  $   57,000     $   33,000
  Current installments of long term debt and lease obligations......      61,014         11,256
  Accounts payable..................................................     352,123        303,186
  Accrued liabilities...............................................     100,264         93,966
                                                                      ----------     ----------
          Total current liabilities.................................     570,401        441,408
                                                                      ----------     ----------
Long term debt, excluding current installments......................     531,162        740,058
Lease obligations, excluding current installments...................         986         26,418
Deferred Federal income taxes.......................................     159,704        148,380
Other deferred credits and liabilities..............................      86,802         56,262
Stockholders' equity:
  Preferred stock of $1 par value. Authorized 4,000,000 shares; none
     issued.........................................................          --             --
  Class A common stock of $1 par value. Authorized 19,000,000 shares; issued 14,594,702 shares in 1994 and 14,593,502 shares
     in 1993........................................................      14,595         14,594
  Class B common stock of $1 par value. Authorized and issued
     1,000,000 shares...............................................       1,000          1,000
Additional paid-in capital..........................................     450,029        449,952
Retained earnings...................................................     679,183        633,281
                                                                      ----------     ----------
          Total stockholders' equity................................   1,144,807      1,098,827
                                                                      ----------     ----------
Commitments and contingencies
                                                                      $2,493,862     $2,511,353
                                                                       =========      =========

          See accompanying notes to consolidated financial statements.

                          FINA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      THREE YEARS ENDED DECEMBER 31, 1994
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              1994          1993          1992
                                                           ----------    ----------    ----------
Revenues:
  Sales and other operating revenues...................... $3,421,112    $3,416,223    $3,397,523
  Interest and other income, net..........................     15,987       103,605        18,790
                                                           ----------    ----------    ----------
                                                            3,437,099     3,519,828     3,416,313
                                                           ----------    ----------    ----------
Costs and expenses:
  Cost of raw materials and products purchased............  2,525,139     2,637,843     2,619,541
  Direct operating expenses...............................    398,269       375,879       370,011
  Selling, general and administrative expenses............     78,054        88,749        90,721
  Taxes, other than on income.............................     44,562        52,101        53,818
  Dry holes and abandonments..............................      8,156        15,844         8,248
  Depreciation, depletion, amortization and lease
     impairment...........................................    185,961       198,341       194,804
  Interest................................................     47,023        58,190        61,762
  Less interest capitalized...............................     (2,422)       (3,234)       (2,702)
                                                           ----------    ----------    ----------
                                                            3,284,742     3,423,713     3,396,203
                                                           ----------    ----------    ----------
          Earnings before income taxes and cumulative
            effect of accounting change...................    152,357        96,115        20,110
                                                           ----------    ----------    ----------
Income taxes:
  Current:
     Federal..............................................     23,351        28,807        (1,926)
     State................................................      2,750         1,600           453
  Deferred -- Federal.....................................     24,215        (4,645)       (2,555)
                                                           ----------    ----------    ----------
                                                               50,316        25,762        (4,028)
                                                           ----------    ----------    ----------
          Earnings before cumulative effect of accounting
            change........................................    102,041        70,353        24,138

Cumulative effect to January 1, 1992 of change in
  accounting for postretirement benefits other than
  pensions, net of income tax benefit of $17,680..........         --            --       (34,320)
                                                           ----------    ----------    ----------
          Net earnings (loss)............................. $  102,041    $   70,353    $  (10,182)
                                                            =========     =========     =========
Earnings (loss) per common share:
  Earnings before cumulative effect of accounting
     change............................................... $     6.54    $     4.51    $     1.55
  Cumulative effect of accounting change..................         --            --         (2.20)
                                                           ----------    ----------    ----------
          Net earnings (loss)............................. $     6.54    $     4.51    $     (.65)
                                                            =========     =========     =========

          See accompanying notes to consolidated financial statements.

                          FINA, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      THREE YEARS ENDED DECEMBER 31, 1994
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                 COMMON STOCK
                                               -----------------    ADDITIONAL                    TOTAL
                                  PREFERRED               CLASS      PAID-IN      RETAINED    STOCKHOLDERS'
                                    STOCK      CLASS A      B        CAPITAL      EARNINGS       EQUITY
                                  ---------    -------    ------    ----------    --------    -------------
Balance at December 31, 1991....   $    --     $14,555    $1,000     $ 447,566    $672,802      $1,135,923
Shares issued in connection with
  employee benefit plans, 16,199
  shares........................        --          17        --         1,010          --           1,027
Net loss........................        --          --        --            --     (10,182)        (10,182)
Dividends paid, $3.20 per
  share.........................        --          --        --            --     (49,802)        (49,802)
                                  ---------    -------    ------    ----------    --------    -------------
Balance at December 31, 1992....        --      14,572     1,000       448,576     612,818       1,076,966
Shares issued in connection with
  employee benefit plans, 21,705
  shares........................        --          22        --         1,376          --           1,398
Net earnings....................        --          --        --            --      70,353          70,353
Dividends paid, $3.20 per
  share.........................        --          --        --            --     (49,890)        (49,890)
                                  ---------    -------    ------    ----------    --------    -------------
Balance at December 31, 1993....        --      14,594     1,000       449,952     633,281       1,098,827
Shares issued in connection with
  employee benefit plans, 1,200
  shares........................        --           1        --            77          --              78
Net earnings....................        --          --        --            --     102,041         102,041
Dividends paid $3.60 per
  share.........................        --          --        --            --     (56,139)        (56,139)
                                  ---------    -------    ------    ----------    --------    -------------
Balance at December 31, 1994....   $    --     $14,595    $1,000     $ 450,029    $679,183      $1,144,807
                                   =======     =======    ======      ========    ========     ============

          See accompanying notes to consolidated financial statements.

                          FINA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE YEARS ENDED DECEMBER 31, 1994
                                 (IN THOUSANDS)

                                                            1994          1993          1992
                                                          ---------    -----------    ---------
Cash flows from operating activities:
  Net earnings (loss)...................................  $ 102,041    $    70,353    $ (10,182)
  Adjustments to reconcile net earnings (loss) to net
     cash provided by operating activities:
     Cumulative effect of accounting change, before
       tax..............................................         --             --       52,000
     Depreciation, depletion, amortization, lease
       impairment and abandonments......................    190,044        210,055      197,299
     Net equity in losses of affiliates.................      6,269          5,504        6,079
     Gain on sale of assets.............................    (18,768)      (106,603)     (18,814)
     Changes in assets and liabilities:
       Accounts and notes receivable....................    (72,345)       148,241       18,670
       Inventories......................................    (22,002)       102,982      (41,309)
       Prepaid expenses and other current assets........      1,947          4,539         (384)
       Accounts payable and accrued liabilities.........     55,235        (43,408)     (48,337)
       Current and deferred income taxes................     24,215         (4,645)     (20,235)
       Other............................................      8,741         (8,728)     (15,522)
                                                          ---------    -----------    ---------
          Net cash provided by operating activities.....    275,377        378,290      119,265
                                                          ---------    -----------    ---------
Cash flows from investing activities:
  Additions to property, plant and equipment............   (133,928)      (121,899)    (179,442)
  Proceeds from sales of assets.........................     68,170        165,288        6,586
  Proceeds from sale of notes receivable................         --         34,337           --
  Investments in and advances to affiliates.............     (3,430)        (6,369)      (3,253)
  Dividends received in excess of equity in earnings
     of affiliates......................................     10,699          1,261        5,520
                                                          ---------    -----------    ---------
          Net cash provided by (used in) investing
            activities..................................    (58,489)        72,618     (170,589)
                                                          ---------    -----------    ---------
Cash flows from financing activities:
  Additions to long term debt and lease obligations.....     52,040      1,018,781      400,177
  Payments of long term debt and lease obligations......   (236,610)    (1,352,750)    (210,051)
  Net change in short term obligations..................     24,000        (70,000)     (88,000)
  Issuance of common stock..............................         78          1,398        1,027
  Dividends paid........................................    (56,139)       (49,890)     (49,802)
                                                          ---------    -----------    ---------
          Net cash provided by (used in) financing
            activities..................................   (216,631)      (452,461)      53,351
                                                          ---------    -----------    ---------
Net increase (decrease) in cash and cash equivalents....        257         (1,553)       2,027
Cash and cash equivalents at beginning of year..........      3,276          4,829        2,802
                                                          ---------    -----------    ---------
Cash and cash equivalents at end of year................  $   3,533    $     3,276    $   4,829
                                                          =========    ===========    =========

          See accompanying notes to consolidated financial statements.

                          FINA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1994

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) GENERAL

     FINA, Inc. and subsidiaries (the Company) is engaged in crude oil and natural gas exploration and production and natural gas marketing; petroleum products refining, supply and transportation and marketing; and chemicals manufacturing and marketing. Most of the Company's customers are located in the United States. Raw materials are readily available and the Company is not dependent upon a single supplier or a few suppliers.

     Class A and Class B common stock are identical in all respects except Class B stockholders elect one more than a majority of the members of the Board of Directors of the Company. Class A stockholders are entitled to elect the remaining members of the Board of Directors. Petrofina Delaware, Incorporated
(PDI) owns 100% of the Class B common stock and approximately 85% of the Class A common stock. Petrofina S.A. (Petrofina), a Belgian publicly-held corporation, owns 100% of American Petrofina Holding Company which owns 75% of the stock of PDI. The remaining 25% of PDI's stock is owned by Petrofina.

(B) PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and all of its significant subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(C) STATEMENTS OF CASH FLOWS

     For purposes of reporting cash flows, all certificates of deposit and short term highly liquid debt instruments, such as U.S. Treasury bills and notes, with original maturities of three months or less are considered cash equivalents.

     The indirect method is used to present cash flows from operating activities. Additional cash flow information follows:

                                                                1994       1993      1992
                                                              --------   --------   -------
                                                                      (IN THOUSANDS)
    Interest paid, net of amounts capitalized...............  $ 44,807   $ 52,101   $66,730
                                                               =======    =======   =======
    Income taxes paid, net of refunds received..............  $ 33,001   $ 14,344   $(8,124)
                                                               =======    =======   =======

     Capital lease obligations of $27,548,000 in 1994 and $26,501,000 in 1993 were converted into debt as a result of termination of time charters relating to tankers.

     In connection with the exchange discussed in note 6, the Company transferred nonmonetary assets with an estimated fair value of $32,000,000 in 1992.

(D) INVESTMENTS IN AFFILIATES

     Investments in affiliates in which the Company owns between 20% and 50% of the voting stock are carried at amortized cost adjusted for changes in equity since acquisition.

(E) INVENTORIES

     Crude oil and refined products and chemicals are priced at the lower of cost (last-in, first-out) (LIFO) or market on an aggregate basis. Materials and supplies are priced at average cost, not in excess of market; in the case of material salvaged, an allowance is made for obsolescence and depreciation. Because of price declines in crude oil and refined products in 1993, a valuation reserve of $47,048,000 was established to reduce the LIFO cost of inventory to net realizable value. As prices increased in 1994 the valuation reserve was eliminated. The

                          FINA, INC. AND SUBSIDIARIES
excess of replacement cost of crude oil and refined products and chemicals over LIFO cost was $8,262,000 at December 31, 1994.

     During 1994, certain inventory quantities were reduced, resulting in liquidations of LIFO inventory which decreased pretax earnings by approximately $5,600,000.

     A summary of inventories follows:

                                                                      DECEMBER 31
                                                           ---------------------------------
                                                             1994        1993        1992
                                                           ---------   ---------   ---------
                                                                     (IN THOUSANDS)
    Crude oil and refined products and chemicals.........  $ 250,808   $ 225,286   $ 326,225
    Materials and supplies...............................     35,730      39,250      41,293
                                                           ---------   ---------   ---------
                                                           $ 286,538   $ 264,536   $ 367,518
                                                           =========   =========   =========

(F) PROPERTY, PLANT AND EQUIPMENT

     Oil and gas properties are accounted for in accordance with Statement of Financial Accounting Standards No. 19. Costs to acquire mineral interests in oil and gas properties, to drill exploratory wells that find proved reserves and to drill and equip development wells are capitalized. Geological and geophysical costs and costs to drill exploratory wells that do not find proved reserves are expensed.

     Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value and, if necessary, a loss is recognized by providing an impairment allowance. The remaining unproved oil and gas properties are aggregated and an overall impairment allowance is provided based on prior experience. Capitalized costs of proved oil and gas properties are depreciated and depleted by the unit-of-production method based on proved oil and gas reserves estimated by Company engineers.

     Substantially all other property, plant and equipment is depreciated by the straight-line method at rates based on the estimated useful lives of the classes of property.

     Interest is capitalized as a component of the cost of construction and development projects in progress.

     Repairs and maintenance are charged to earnings as incurred. Renewals and betterments are capitalized. When assets are sold, retired or otherwise disposed of, the applicable costs and reserves are removed from the accounts and the resulting gain or loss is recognized.

(G) RESEARCH AND DEVELOPMENT

     Research and development costs, which are expensed as incurred, amounted to $12,932,000 in 1994, $12,233,000 in 1993 and $11,298,000 in 1992.

(H) INCOME TAXES

     The Company files a consolidated Federal income tax return with PDI and its affiliates. Under the terms of the tax sharing agreement with PDI, the Company is allocated Federal income taxes on a separate return basis.

     Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 (Statement 109), "Accounting for Income Taxes." The effect of adopting Statement 109 was not material.

                          FINA, INC. AND SUBSIDIARIES

(I) EARNINGS PER COMMON SHARE

     Earnings per common share is based on the weighted average number of outstanding shares. Shares issuable upon the exercise of stock options are excluded from the computation since their effect is insignificant.

(J) FINANCIAL INSTRUMENTS

     Interest rate swap agreements are used to help manage interest rate exposure. The differential to be paid or received under these agreements is accrued as interest rates change and is recognized over the life of the agreements.

     The Company uses futures contracts and forward purchase commitments to reduce its exposure to fluctuations in the prices of crude oil and natural gas. The Company hedges crude oil purchase and sales commitments, firm natural gas purchase and sales commitments and anticipated crude oil purchases. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions are deferred and recognized in income when the hedged transaction occurs.

     The Company enters into agreements with institutions of high credit quality; therefore the risk of nonperformance by counterparties is considered to be negligible.

(K) RECLASSIFICATIONS

     Certain previously reported financial information has been reclassified to conform to the 1994 presentation.

(2) PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment follows:

                                                                         DECEMBER 31
                                                                  -------------------------
                                                                     1994           1993
                                                                  ----------     ----------
                                                                       (IN THOUSANDS)
    Proved oil and gas properties...............................  $  906,738     $1,012,024
    Unproved oil and gas properties.............................     254,998        246,607
    Refining and marketing facilities...........................   1,332,412      1,343,241
    Chemical facilities.........................................     314,960        292,170
    Marine transportation.......................................          --         58,830
    Pipelines...................................................      82,976         79,971
    Other.......................................................      69,241         67,648
                                                                  ----------     ----------
                                                                   2,961,325      3,100,491
    Less accumulated depreciation, depletion, amortization and
      lease impairment..........................................   1,270,263      1,307,773
                                                                  ----------     ----------
                                                                  $1,691,062     $1,792,718
                                                                   =========      =========

     Property, plant and equipment includes capitalized lease obligations of $4,653,000 and $69,364,000 and related accumulated depreciation of $3,866,000 and $67,943,000 at December 31, 1994 and 1993.

                          FINA, INC. AND SUBSIDIARIES

(3) CURRENT AND LONG TERM DEBT

     Short term obligations due to various banks were $27,000,000 and $33,000,000, at December 31, 1994 and 1993 and bear interest at weighted average rates of 6.15% and 3.4%, respectively. Short term obligations due to PDI were $55,000,000 at December 31, 1994, and bear interest at 6.18% as to $5 million, 6.20% as to $25 million and 6.30% as to $25 million.

     A summary of long term debt follows:

                                                                          DECEMBER 31
                                                                     ---------------------
                                                                       1994         1993
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    6.64% Series A Senior Notes, due May 1, 2000...................  $117,000     $117,000
    7.13% Series B Senior Notes, due May 1, 2002...................   125,000      125,000
    7.57% Series C Senior Notes, due May 1, 2003...................    33,000       33,000
    Notes under revolving credit agreements with PDI, due in 1997
      (6.35% at December 31, 1994).................................   100,000      200,000
    Note to PDI, due in 1995 (6.01% at December 31, 1994)..........    75,000      150,000
    Other..........................................................   141,359      119,371
                                                                     --------     --------
              Total long term debt.................................   591,359      744,371
    Less current installments of long term debt....................    60,197        4,313
                                                                     --------     --------
              Long term debt, excluding current installments.......  $531,162     $740,058
                                                                     ========     ========

     The Company has a $400,000,000 revolving bank credit facility through May 2000 (no borrowings were outstanding under the facility at December 31, 1994 or 1993) and a $150,000,000 credit facility with PDI through 1997. The Company intends to use borrowings under these facilities to finance the repayment of $25,000,000 of short term obligations due to various banks and the $75,000,000 note bearing interest at 6.01% to PDI, and has classified these borrowings as long term debt at December 31, 1994. Borrowings under the credit facilities bear interest at various market rate options.

     The Senior Notes, a note payable to a bank, the bank revolving credit facility and the PDI loan agreements contain provisions that limit sales of assets and mergers, limit the incurrence of indebtedness and restrict payments to stockholders. No material amounts of long term debt are collateralized by Company assets.

     Letters of credit are maintained with various banks, aggregating $28,956,000 at December 31, 1994; principally for pollution control and worker's compensation obligations.

     Interest rate swap agreements, which expire at various dates through 2003, effectively convert an aggregate principal amount of $155,000,000 of fixed rate long term debt into variable rate borrowings. Under these agreements, interest is paid at variable market rates, and interest is received at fixed rates. At December 31, 1994 and 1993, the weighted average variable interest rate under these agreements was 6.19% and 3.41%. The estimated fair value of these agreements (based on current market rates) approximated a net payable of $9,898,000 at December 31, 1994 and a net receivable of $4,032,000 at December 31, 1993. Exposure to credit loss is only when the fair value of the agreement is a net receivable.

     The outstanding borrowings due to PDI and various banks bear interest at current market rates and thus, the carrying amount of debt approximates estimated fair value. The estimated fair value of the debt instruments that bear interest at fixed rates was $348,000,000 ($379,000,000 carrying value) at December 31, 1994, and approximated the carrying amount of these instruments at December 31, 1993.

     The aggregate maturities of long term debt and capitalized lease obligations for the five years ending December 31, 1999 are as follows:
1995 -- $61,014,000; 1996 -- $109,825,000; 1997 -- $135,710,000; 1998 --
$62,008,000; and 1999 -- $53,705,000.

                          FINA, INC. AND SUBSIDIARIES

(4) INCOME TAXES

     Actual income tax expense (benefit) differs from the "normal" income tax expense at U.S. statutory rates as follows:

                                                               1994       1993       1992
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
    Computed income tax expense (at U.S. statutory rates)...  $53,325    $33,641    $ 6,837
    Excess Federal over foreign income taxes................     (859)      (120)      (587)
    Tax-free benefits and dividends on Company owned
      life insurance........................................   (3,141)    (3,352)    (3,929)
    Acquired subsidiary tax loss carryforward...............       --         --     (5,522)
    Section 29 credit.......................................   (2,088)    (7,393)        --
    Change in temporary differences due to 1993 tax rate
      change................................................       --      4,565         --
    Miscellaneous items.....................................    3,079     (1,579)      (827)
                                                              -------    -------    -------
                                                              $50,316    $25,762    $(4,028)
                                                              =======    =======    =======

     The tax effects of the primary temporary differences giving rise to the deferred Federal income tax assets and liabilities as determined under Statement 109 are as follows:

                                                                           DECEMBER 31
                                                                       -------------------
                                                                         1994       1993
                                                                       --------   --------
                                                                         (IN THOUSANDS)
    Deferred income tax assets:
      Employee benefits..............................................  $  5,875   $  7,045
      Basis in inventories...........................................     7,519     23,202
      Provision for losses...........................................     9,783      5,806
      Alternative minimum tax credit carryforwards...................    59,943     58,197
      Miscellaneous items............................................     6,771      7,108
                                                                       --------   --------
              Total deferred income tax assets.......................    89,891    101,358
                                                                       --------   --------

    Deferred income tax liabilities:
      Property, plant and equipment, principally due to differences in depreciation, depletion, amortization, lease impairment
         and abandonments............................................   200,698    188,409
      Investments in affiliates, principally due to differences in
         joint venture depreciation..................................    26,401     26,289
      Miscellaneous items............................................     1,115        768
                                                                       --------   --------
              Total deferred income tax liabilities..................   228,214    215,466
                                                                       --------   --------
              Net deferred Federal income tax liability..............  $138,323   $114,108
                                                                       ========   ========

     At December 31, 1994, alternative minimum tax credit carryforwards of approximately $59,943,000 are available to reduce future Federal regular income taxes payable over an indefinite period.

                          FINA, INC. AND SUBSIDIARIES

(5) EMPLOYEE STOCK OPTIONS

     Options to purchase shares of Class A common stock have been granted to officers and employees under a stock option plan adopted in 1979. The stock option plan expired in 1989, and no further grants will be made under that plan. A summary of transactions follows:

                                                                           OPTION PRICE
                                                      NUMBER       ----------------------------
                                                     OF SHARES       PER SHARE         TOTAL
                                                     ---------     -------------     ----------
    Outstanding and exercisable at December 31,
      1993.........................................    33,284      $60.125-70.50     $2,338,000
                                                                    ============
    Terminated and reverted to plan................    (1,600)     $60.125-70.50       (111,000)
                                                                    ============
    Exercised......................................    (1,200)     $60.125-70.50        (78,000)
                                                                    ============
                                                       ------                        ----------
    Outstanding and exercisable at December 31,
      1994.........................................    30,484      $       70.50     $2,149,000
                                                       ======       ============      =========

     The option price for options granted is the market value at date of grant. Each option granted may be exercised in cumulative annual installments of one-third of grant upon completion of two years of continued employment and expires ten years from date of grant. No amounts are recorded until options are exercised, at which time proceeds in excess of the par value of the shares are credited to additional paid-in capital.

(6) INVESTMENTS IN JOINT VENTURES

     The Company had 25.85% ownership interest in two joint ventures engaged primarily in the production and worldwide marketing of terephthalates, the basic raw materials for polyesters, which were accounted for by the equity method. In August 1992, the Company exchanged its 25.85% interest in one of the joint ventures and $53,983,000 in cash for a high density polyethylene plant and related working capital of $24,820,000. A gain of $6,373,000 was recognized based on the fair value of the assets exchanged. Investments in and advances to the joint venture were $2,105,000 and $2,804,000 at December 31, 1994 and 1993 and equity in earnings of the joint ventures was $76,000 in 1994, $33,000 in 1993 and $3,271,000 in 1992. The Company sold chemicals aggregating $16,444,000 in 1992 to an affiliate of one of the joint ventures.

     The Company and GE Plastics, a wholly owned subsidiary of General Electric Company (GE), are joint venturers in Cos-Mar Company, a chemical operation. The Company's interest is 50% and is accounted for by the equity method. The venturers reimburse the joint venture for the costs of operating the facility and raw material and finished product inventories are the property of the venturers. Direct operating expenses include charges from the joint venture of $16,011,000 in 1994, $15,990,000 in 1993 and $16,411,000 in 1992. Investments in
and advances to the joint venture were $8,829,000 and $21,379,000 at December 31, 1994 and 1993. The Company has guaranteed the joint venture's borrowings from a bank, which aggregated $40,000,000 at December 31, 1994. GE has guaranteed the joint venture's borrowings from a bank, which aggregated $74,200,000 at December 31, 1994.

(7) EMPLOYEE AND POST RETIREMENT BENEFITS

     The Company and its subsidiaries have two defined benefit pension plans covering substantially all employees. The benefits are based on years of service and the employee's final average monthly compensation. The Company's funding policy is to contribute annually not less than the minimum required nor more than the maximum amount that can be deducted for Federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

     A restoration benefit plan provides supplemental pension benefits to certain participants whose benefits are limited by the defined benefit pension plans. The funding policy is to contribute annually amounts equal to benefit payments made.

                          FINA, INC. AND SUBSIDIARIES

     A summary of the plans' funded status and the amounts recognized in the consolidated balance sheets follows:

                                                                  DECEMBER 31
                                              ----------------------------------------------------
                                                        1994                        1993
                                              ------------------------    ------------------------
                                               DEFINED                     DEFINED
                                              BENEFITS     RESTORATION    BENEFITS     RESTORATION
                                                PLANS         PLAN          PLAN          PLAN
                                              ---------    -----------    ---------    -----------
                                                                 (IN THOUSANDS)
    Actuarial present value of benefit
      obligations:
      Vested benefit obligation.............  $ (94,196)     $(3,785)     $(100,722)     $(2,903)
                                              =========     ========      =========     ========
      Accumulated benefit obligation,
         including vested benefits..........  $(104,895)     $(3,796)     $(112,842)     $(2,976)
                                              =========     ========      =========     ========
    Projected benefit obligation............  $(127,077)     $(4,615)     $(140,482)     $(4,056)
    Plan assets at fair value, primarily
      listed and stocks U.S. Government
      securities............................    180,705           --        185,240           --
                                              ---------    -----------    ---------    -----------
    Plan assets in excess of (less than)
      projected benefit obligation..........     53,628       (4,615)        44,758       (4,056)
    Unrecognized net loss from past
      experience different from that assumed
      and effect of changes in
      assumptions...........................      1,982          426          7,572          737
    Unrecognized prior service cost being
      recognized over 15 years..............      2,114          657          2,311          694
    Unrecognized net (asset) liability at
      date of adoption being recognized over
      15.3 years............................     (7,075)         850         (8,413)         971
    Adjustment required to recognize minimum
      liability.............................         --       (1,114)            --       (1,322)
                                              ---------    -----------    ---------    -----------
    Prepaid (accrued) pension cost included
      in the consolidated balance sheets....  $  50,649      $(3,796)     $  46,228      $(2,976)
                                              =========     ========      =========     ========

     A summary of the components of pension expense (income) follows:

                                                           1994         1993         1992
                                                         --------     --------     --------
                                                                   (IN THOUSANDS)
    Service cost -- benefits earned during the year....  $  5,848     $  5,620     $  5,228
    Interest cost on projected benefit obligation......    10,495       10,509        9,404
    Actual return on plan assets.......................    (2,063)     (22,914)     (13,218)
    Net asset gain (loss) deferred for later
      recognition......................................   (17,128)       5,235       (2,750)
    Amortization of unrecognized prior service cost....       234          188          205
    Amortization of unrecognized actuarial losses......        33           18           20
    Amortization of unrecognized net asset.............    (1,217)      (1,217)      (1,217)
    Cost of termination benefits.......................       710           --          671
                                                         --------     --------     --------
              Total pension expense (income)...........  $ (3,088)    $ (2,561)    $ (1,657)
                                                         ========     ========     ========

     The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8.75% and 4.5%, respectively, as of December 31, 1994, and 7.5% and 4.5%, respectively, as of December 31, 1993 and 9% and 6%, respectively, as of December 31, 1992. The expected long term rate of return on assets was 11% for 1994, 1993

                          FINA, INC. AND SUBSIDIARIES
and 1992. The effect on the projected benefit obligation of these changes was a decrease of approximately $24,100,000 in 1994 and an increase of approximately $14,800,000 in 1993.

     In addition to providing pension benefits, certain health care and life insurance benefits are provided to active and retired employees. During 1994, substantially all covered employees were eligible for those benefits after they reach normal retirement age. The health care benefits in excess of certain limits and the life insurance benefits are insured. The cost of providing these benefits for active employees are expensed when the insurance premiums and claims as paid. The cost of providing these benefits for active employees was $10,092,000 in 1994, $11,219,000 in 1993 and $12,055,000 in 1992.

     Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions" (Statement 106). The effect of adopting Statement 106 for the year ended December 31, 1992 was to increase net periodic postretirement benefit cost by $1,500,000, decrease earnings before cumulative effect of accounting change by $990,000 ($.06 per share) and increase net loss by $35,310,000 ($2.26 per share).

     A summary of the postretirement plan's funded status and the amounts recognized in the consolidated balance sheets follows:

                                                                           DECEMBER 31
                                                                       -------------------
                                                                        1994        1993
                                                                       -------    --------
                                                                         (IN THOUSANDS)
    Accumulated postretirement benefit obligation:
      Retirees.......................................................  $43,118    $ 48,072
      Fully eligible active plan participants........................    3,443       6,936
      Other active plan participants.................................   14,120      14,775
                                                                       -------    --------
                                                                        60,681      69,783
    Unrecognized net loss............................................   (3,789)    (15,951)
    Unrecognized prior service cost..................................      241         263
                                                                       -------    --------
    Accrued postretirement benefit cost..............................  $57,133    $ 54,095
                                                                       =======    ========

     A summary of the components of net periodic postretirement benefit cost follows:

                                                                  1994      1993      1992
                                                                 ------    ------    ------
                                                                      (IN THOUSANDS)
    Service cost...............................................  $1,226    $1,043    $1,100
    Interest cost..............................................   4,878     4,653     4,600
    Amortization of unrecognized prior service cost............     (22)      (22)       --
    Amortization of net loss from earlier periods..............     504        --        --
                                                                 ------    ------    ------
    Net periodic postretirement benefit cost...................  $6,586    $5,674    $5,700
                                                                 ======    ======    ======

     For measurement purposes, an 8.67% and 7.50% weighted average annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) for pre-65 and post-65 years of age, respectively, was assumed for 1995; the rate was assumed to decrease gradually to 5% by the year 2002 and remain at that level thereafter. A 10.13% and 9.23% annual rate for pre-65 and post-65 years of age, respectively, was assumed for 1994. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 by $3,653,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1994 by $439,000.

                          FINA, INC. AND SUBSIDIARIES

     The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.75%, 7.5% and 9% at December 31, 1994, 1993 and 1992. The effect on the accumulated benefit obligation of these changes was a decrease of $11,665,000 in 1994 and an increase of $10,600,000 in 1993.

     Defined contribution retirement savings plans (Thrift Plans) are available to substantially all employees. The Thrift Plans permit employees to elect salary deferral contributions of up to 10% of their compensation on a tax-deferred basis and requires the Company to match up to the first 6% of the participants' compensation. The expense for the Company's contribution was $5,963,000 in 1994, $6,007,000 in 1993 and $5,883,000 in 1992.

(8) SALE OF ACCOUNTS AND NOTES RECEIVABLE

     Certain accounts and notes receivable were sold with recourse. At December 31, 1994, and 1993, $80,000,000 of accounts receivable and $32,100,000 and
$34,300,000, respectively, of notes receivable sold were outstanding under these agreements. The Company remains obligated to reimburse the purchasers for or repurchase any uncollectible amounts pursuant to the recourse provisions of the agreements.

(9) LEASES

     The Company occupies certain marketing and manufacturing facilities and uses certain equipment under leases expiring at various dates over the next 20 years. Under terms of certain lease agreements, the Company has agreed not to mortgage certain of its interests in oil and gas properties.

     At December 31, 1994, minimum lease payments on capital and operating leases were as follows:

                                                                       CAPITAL        OPERATING
                                                                      LEASES (I)     LEASES (II)
                                                                      ----------     -----------
                                                                            (IN THOUSANDS)
    1995............................................................    $  903         $22,172
    1996............................................................       484          21,434
    1997............................................................       483          18,378
    1998............................................................        95          13,763
    1999............................................................        --           9,876
    Later years to 2014.............................................        --          14,447
                                                                      ----------
              Total minimum lease payments..........................     1,965
    Imputed interest (6.5%).........................................       161
                                                                      ----------
    Present value of minimum lease payments (iii)...................    $1,804
                                                                      ==========

- ---------------

 (i) Substantially all leases provide that the Company shall pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased properties. The Company terminated tanker leases in 1993 and 1994.

 (ii) Minimum payments have not been reduced by minimum sublease rentals of approximately $3,164,000 which are due in the future under noncancellable subleases.

(iii) Presented in the consolidated balance sheets as current installments and noncurrent lease obligations of $818,000 and $986,000 and $6,493,000 and $26,418,000 at December 31, 1994 and 1993.

     Total rental expense was $26,962,000 (net of $1,191,000 subleases) in 1994, $32,749,000 (net of $1,345,000 subleases) in 1993 and $29,944,000 (net of
$1,372,000 subleases) in 1992. Contingent rentals were not significant.

                          FINA, INC. AND SUBSIDIARIES

(10) RELATED PARTY TRANSACTIONS

     Sales and other operating revenues for 1993 and 1992 include $37,300,000 and $4,000,000, respectively, of reimbursements from business interruption and property damage insurance resulting from operating problems in 1992 at the Port Arthur refinery and a fire at the Big Spring refinery in 1993. The Company's insurance provider on these claims is a wholly-owned subsidiary of Petrofina.

     The Company has a 50% interest in joint ventures with PDI in Texas and with Petrofina in Hong Kong which market chemicals in international trade. The Company sold chemicals aggregating $1,401,000 in 1994, $985,000 in 1993 and $6,447,000 in 1992 to the joint ventures.

     Accounts receivable include $10,719,000 and $3,996,000 at December 31, 1994 and 1993, respectively, from affiliates.

     Accounts payable include $6,539,000 and $8,817,000 at December 31, 1994 and 1993, respectively, to affiliates.

     During 1994 the Company assumed a $50,000,000 note from PDI payable to a bank in 1995. Interest expense relating to borrowings from PDI (see note 3) was $13,916,000 in 1994, $28,565,000 in 1993 and $48,127,000 in 1992. Accrued
liabilities include accrued interest of $791,000 and $3,580,000 at December 31, 1994 and 1993, respectively, which is payable to PDI for such borrowings.

     Crude oil and natural gas aggregating $16,626,000 in 1994, $21,145,000 in 1993 and $8,879,000 in 1992 were purchased from PDI in the ordinary course of business.

     Refined products and chemicals aggregating $34,963,000 in 1994, $50,992,000 in 1993 and $56,997,000 in 1992 were purchased from Petrofina and its affiliates other than PDI in the ordinary course of business.

(11) CONTINGENCIES

     The Company was contingently liable at December 31, 1994, under pending lawsuits and other claims, some of which involved substantial sums. Considering certain liabilities that have been set up for the lawsuits and claims, and the difficulty in determining the ultimate liability in some of these matters, internal counsel is of the opinion that the amounts, if any, that ultimately might be due in connection with such lawsuits and claims would not have a material adverse effect upon the Company's consolidated financial condition.

     The Company is subject to extensive Federal, state and local environmental laws and regulations. These regulations, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Such contingencies may exist for various sites including, but not limited to: Superfund Sites for which the Company has been named as a potentially responsible party, operating and closed refineries, chemical facilities, oil fields, service stations, terminals and land development areas. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefit are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. The level of future expenditures for environmental matters, including cleanup obligations, is impossible to determine with any degree of probability. Although potentially significant with respect to results of operations for any one accounting period, management believes that such costs will not have a material adverse effect on liquidity or financial position.

                          FINA, INC. AND SUBSIDIARIES

(12) SEGMENT DATA

     The Company is engaged in crude oil and natural gas exploration and production and natural gas marketing; petroleum products refining, supply and transportation and marketing; and chemicals manufacturing and marketing. Segment data as of and for the three years ended December 31, 1994 follows (in thousands):

                                    EXPLORATION,       REFINING,
                                     PRODUCTION       SUPPLY AND
                                     AND NATURAL     TRANSPORTATION                CORPORATE
                                    GAS MARKETING    AND MARKETING    CHEMICALS    AND OTHER     CONSOLIDATED
                                    -------------    -------------    ---------    ----------    ------------
1994:
  Sales:
     Unaffiliated customers.......    $ 549,160        $1,981,444     $ 888,728     $     178     $ 3,419,510
                                     ==========       ==========       ========      ========
     Affiliates...................    $      --        $      --      $   1,602     $      --           1,602
                                     ==========       ==========       ========      ========
     Inter-segment................    $  42,358        $ 154,965      $  14,425     $      --              --
                                     ==========       ==========       ========      ========
                                                                                                 ------------
                                                                                                  $ 3,421,112
                                                                                                    =========
  Operating profit (loss).........    $ (15,713)       $  42,473      $ 171,164     $ (16,953)    $   180,971
  Interest and other income.......    $  12,307        $   4,771      $  (6,765)    $   5,674          15,987
  Interest expense, net...........                                                    (44,601)        (44,601)
                                                                                   ----------    ------------
          Earnings before income
            taxes.................    $  (3,406)       $  47,244      $ 164,399     $ (55,880)    $   152,357
                                     ==========       ==========       ========      ========       =========
  Accounts and notes receivable,
     net..........................    $  68,198        $ 208,055      $  73,058     $  16,303     $   365,614
                                     ==========       ==========       ========      ========       =========
  Identifiable assets.............    $ 656,977        $1,307,181     $ 420,901     $ 108,803     $ 2,493,862
                                     ==========       ==========       ========      ========       =========
  Depreciation, depletion,
     amortization and lease
     impairment...................    $  82,425        $  80,471      $  18,872     $   4,193     $   185,961
                                     ==========       ==========       ========      ========       =========
  Capital expenditures............    $  49,299        $  48,817      $  33,579     $   4,686     $   136,381
                                     ==========       ==========       ========      ========       =========

                          FINA, INC. AND SUBSIDIARIES

                                    EXPLORATION,       REFINING,
                                     PRODUCTION       SUPPLY AND
                                     AND NATURAL     TRANSPORTATION                CORPORATE
                                    GAS MARKETING    AND MARKETING    CHEMICALS    AND OTHER     CONSOLIDATED
                                    -------------    -------------    ---------    ----------    ------------
1993:
  Sales:
     Unaffiliated customers.......    $ 519,810        $2,101,448     $ 793,372     $     156     $ 3,414,786
                                     ==========       ==========       ========      ========
     Affiliates...................    $      --        $      --      $   1,437     $      --           1,437
                                     ==========       ==========       ========      ========
     Inter-segment................    $  45,570        $ 167,160      $   5,491     $      --              --
                                     ==========       ==========       ========      ========
                                                                                                 ------------
                                                                                                  $ 3,416,223
                                                                                                    =========
  Operating profit (loss).........    $  13,277        $  (8,329)     $  60,437     $ (17,919)    $    47,466
  Interest and other income.......    $ 107,872        $     (12)     $  (6,713)    $   2,458         103,605
  Interest expense, net...........                                                    (54,956)        (54,956)
                                                                                   ----------    ------------
          Earnings before income
            taxes.................    $ 121,149        $  (8,341)     $  53,724     $ (70,417)    $    96,115
                                     ==========       ==========       ========      ========       =========
  Accounts and notes receivable,
     net..........................    $  88,038        $ 155,054      $  49,398     $     779     $   293,269
                                     ==========       ==========       ========      ========       =========
  Identifiable assets.............    $ 745,473        $1,260,463     $ 402,270     $ 103,147     $ 2,511,353
                                     ==========       ==========       ========      ========       =========
  Depreciation, depletion,
     amortization and lease
     impairment...................    $  94,704        $  79,347      $  19,562     $   4,728     $   198,341
                                     ==========       ==========       ========      ========       =========
  Capital expenditures............    $  30,665        $  86,233      $   7,226     $   1,348     $   125,472
                                     ==========       ==========       ========      ========       =========
1992:
  Sales:
     Unaffiliated customers.......    $ 456,856        $2,210,867     $ 706,348     $      97     $ 3,374,168
                                     ==========       ==========       ========      ========
     Affiliates...................    $      --        $      --      $  23,355     $      --          23,355
                                     ==========       ==========       ========      ========
     Inter-segment................    $  45,303        $ 156,859      $   6,431     $      --              --
                                     ==========       ==========       ========      ========
                                                                                                 ------------
                                                                                                  $ 3,397,523
                                                                                                    =========
  Operating profit (loss).........    $  43,568        $ (64,691)     $  99,714     $ (18,211)    $    60,380
  Interest and other income.......    $   7,538        $   3,277      $   3,096     $   4,879          18,790
  Interest expense, net...........                                                    (59,060)        (59,060)
                                                                                   ----------    ------------
     Earnings before income taxes
       and cumulative effect of
       accounting change..........    $  51,106        $ (61,414)     $ 102,810     $ (72,392)    $    20,110
                                     ==========       ==========       ========      ========       =========
  Accounts and notes receivable,
     net..........................    $ 112,617        $ 198,034      $ 115,321     $  15,538     $   441,510
                                     ==========       ==========       ========      ========       =========
  Identifiable assets.............    $ 897,119        $1,398,368     $ 524,868     $ 104,120     $ 2,924,475
                                     ==========       ==========       ========      ========       =========
  Depreciation, depletion,
     amortization and lease
     impairment...................    $  94,613        $  77,223      $  17,833     $   5,135     $   194,804
                                     ==========       ==========       ========      ========       =========
  Capital expenditures............    $  61,885        $  77,711      $  69,183     $   2,663     $   211,442
                                     ==========       ==========       ========      ========       =========

                          FINA, INC. AND SUBSIDIARIES

     Consolidated totals are after elimination of inter-segment amounts. Operating profit (loss) is sales less operating expenses and is substantially all derived from domestic operations. Identifiable assets are those assets that are used in the operations in each business segment.

     Most customers are located in the South and Midwest regions of the United States. No single customer accounted for more than 5% of sales in 1994, 1993 or 1992, and no account receivable from any customer exceeded 5% of consolidated stockholders' equity at December 31, 1994, 1993 or 1992.

(13) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                             QUARTER     QUARTER       QUARTER         QUARTER
                                              ENDED       ENDED         ENDED           ENDED
                                             MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31
                                             --------    --------    ------------    -----------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
    1994:
      Sales and other operating revenues.... $777,450    $838,081      $918,237       $ 887,344
                                             ========    ========    ==========       =========
      Gross profit.......................... $ 68,365    $ 49,908      $ 69,126       $  79,782
                                             ========    ========    ==========       =========
      Net earnings.......................... $ 25,017    $ 13,357      $ 27,973       $  35,694
                                             ========    ========    ==========       =========
      Earnings per common share............. $   1.60    $   0.86      $   1.79       $    2.29
                                             ========    ========    ==========       =========
    1993:
      Sales and other operating revenues.... $853,606    $931,598      $846,240       $ 784,779
                                             ========    ========    ==========       =========
      Gross profit.......................... $ 36,127    $ 62,837      $ 42,769       $  10,326
                                             ========    ========    ==========       =========
      Net earnings (loss)................... $     83    $ 61,960      $ 21,729       $ (13,419)
                                             ========    ========    ==========       =========
      Earnings (loss) per common share...... $     --    $   3.97      $   1.39       $   (0.85)
                                             ========    ========    ==========       =========

     Gross profit is defined as sales and other operating revenues less cost of raw materials and products purchased; direct operating expenses; taxes, other than on income; and depreciation, depletion, amortization and lease impairment.

                          FINA, INC. AND SUBSIDIARIES

                         SUPPLEMENTAL OIL AND GAS DATA

SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED)

     The following tables set forth supplementary disclosures for oil and gas producing activities in accordance with Statement of Financial Accounting Standards No. 69.

(A) CAPITALIZED COSTS

     Capitalized costs relating to oil and gas producing activities and the related amounts of accumulated depreciation, depletion, amortization and lease impairment follow:

                                                                   DECEMBER 31
                                                     ----------------------------------------
                                                        1994           1993           1992
                                                     ----------     ----------     ----------
                                                                  (IN THOUSANDS)
    Proved oil and gas properties..................  $  906,738     $1,012,024     $1,148,016
    Unproved oil and gas properties................     254,998        246,607        262,920
                                                     ----------     ----------     ----------
                                                      1,161,736      1,258,631      1,410,936
    Less accumulated depreciation, depletion,
      amortization and lease impairment............     585,138        613,120        644,303
                                                     ----------     ----------     ----------
    Net capitalized costs..........................  $  576,598     $  645,511     $  766,633
                                                      =========      =========      =========

(B) COSTS INCURRED

     A summary of costs incurred in oil and gas property acquisition, exploration and development activities (both capitalized and charged to expense) for the three years ended December 31, 1994 follows:

                                                             1994        1993        1992
                                                            -------     -------     -------
                                                                    (IN THOUSANDS)
    Acquisition of unproved properties..................... $ 2,784     $ 1,181     $ 3,477
                                                            =======     =======     =======
    Acquisition of proved properties....................... $   237     $   482     $   581
                                                            =======     =======     =======
    Exploration costs...................................... $32,674     $21,476     $34,525
                                                            =======     =======     =======
    Development costs...................................... $28,314     $23,869     $44,121
                                                            =======     =======     =======

     The above costs were incurred in the United States.

                          FINA, INC. AND SUBSIDIARIES

(C) RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

     The following table presents the results of operations for oil and gas producing activities for the three years ended December 31, 1994.

                                                             1994        1993        1992
                                                           --------    --------    --------
                                                                    (IN THOUSANDS)
    Revenues:
      Sales..............................................  $139,532    $209,753    $241,449
      Transfers..........................................    17,205      17,751      16,956
                                                           --------    --------    --------
              Total......................................   156,737     227,504     258,405
    Production costs.....................................   (66,374)    (83,237)    (84,530)
    Exploration costs....................................   (14,173)    (15,632)    (20,974)
    Depreciation, depletion, amortization, lease
      impairment and abandonments........................   (86,236)   (106,140)    (96,886)
                                                           --------    --------    --------
                                                            (10,046)     22,495      56,015
    Income tax benefit (expense).........................     5,604        (480)    (19,045)
                                                           --------    --------    --------
    Results of operations from producing activities,
      excluding interest costs...........................  $ (4,442)   $ 22,015    $ 36,970
                                                           ========    ========    ========

(D) RESERVE QUANTITY INFORMATION

     The following table presents the Company's estimate of its proved oil and gas reserves, all of which are located in the United States. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. The estimates have been prepared by the Company's internal petroleum reservoir engineers.

                                              1994                  1993                 1992
                                        -----------------    ------------------    -----------------
                                         OIL        GAS       OIL        GAS        OIL        GAS
                                        ------    -------    ------    --------    ------    -------
Proved developed and undeveloped
  reserves:
  Beginning of year...................  36,090    439,066    42,479     655,649    47,772    724,561
  Revisions of previous estimates.....   2,571    (40,376)   (6,405)    (23,294)      750     (7,191)
  Purchases of minerals in place......      57          6       419       1,705     3,080      9,796
  Sales of minerals in place..........  (4,756)   (28,780)   (2,803)   (156,418)   (3,664)   (18,598)
  Extensions and discoveries..........   2,293     31,152     8,305      29,348     1,705     22,670
  Production..........................  (4,556)   (52,864)   (5,905)    (67,924)   (7,164)   (75,589)
                                        ------    -------    ------    --------    ------    -------
  End of year.........................  31,699    348,204    36,090     439,066    42,479    655,649
                                        ======    =======    ======    ========    ======    =======
Proved developed reserves:
  Beginning of year...................  23,644    306,991    34,892     468,310    37,538    501,042
                                        ======    =======    ======    ========    ======    =======
  End of year.........................  19,986    237,270    23,644     306,991    34,892    468,310
                                        ======    =======    ======    ========    ======    =======

     Oil reserves, which include condensate and natural gas liquids, are stated in thousands of barrels and gas reserves are stated in millions of cubic feet.

                          FINA, INC. AND SUBSIDIARIES

(E) STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES

     The following table, which presents a standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves, is presented pursuant to Statement of Financial Accounting Standards No. 69. In computing this data, assumptions other than those required by the Financial Accounting Standards Board could produce different results. Accordingly, the data should not be construed as representative of the fair market value of the Company's proved oil and gas reserves.

     Future cash inflows were computed by applying year end prices of oil and gas relating to proved reserves to the estimated year end quantities of those reserves. Future price changes were considered only to the extent provided by contractual arrangements in existence at year end. Future development and production costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year end costs. Future income tax expenses were computed by applying the year end statutory tax rate adjusted for tax credits, with consideration of future tax rates already legislated, to the future pretax net cash flows relating to proved oil and gas reserves, less the tax basis of the properties involved. The standardized measure of discounted future cash flows represents the present value of estimated future net cash flows using a discount rate of 10% a year.

                                                                    DECEMBER 31
                                                       -------------------------------------
                                                         1994          1993          1992
                                                       ---------    ----------    ----------
                                                                  (IN THOUSANDS)
    Future cash inflows..............................  $ 977,811    $1,330,387    $2,057,618
    Future production and development costs..........   (422,277)     (484,783)     (662,757)
    Future income tax expenses.......................    (45,859)     (121,028)     (272,716)
                                                       ---------    ----------    ----------
    Future net cash flows............................    509,675       724,576     1,122,145
    10% annual discount for estimated timing of cash
      flows..........................................   (191,981)     (277,041)     (453,814)
                                                       ---------    ----------    ----------
    Standardized measure of discounted future net
      cash flows.....................................  $ 317,694    $  447,535    $  668,331
                                                       =========     =========     =========
    Beginning of year................................  $ 447,535    $  668,331    $  622,366
    Changes resulting from:
      Sales and transfers of oil and gas produced,
         net of production costs.....................    (90,363)     (144,267)     (173,875)
      Extensions and discoveries.....................     26,246        51,053        32,912
      Purchases of minerals in place.................        350         3,555        30,101
      Sales of minerals in place.....................    (48,157)     (154,814)      (43,306)
      Previously estimated development costs incurred
         during the year.............................     25,625        26,337        42,258
      Revisions of previous quantities...............     (4,880)      (49,494)        2,341
      Accretion of discount..........................     52,227        82,980        74,846
      Net change in income taxes.....................     46,163        86,754       (37,529)
      Net changes in prices and costs................   (137,052)     (122,900)      118,217
                                                       ---------    ----------    ----------
    End of year......................................  $ 317,694    $  447,535    $  668,331
                                                       =========     =========     =========

                                                                   SCHEDULE VIII

                          FINA, INC. AND SUBSIDIARIES

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 1994
                                 (IN THOUSANDS)

                                                  BALANCE AT     CHARGED TO                    BALANCE AT
                                                  BEGINNING      COSTS AND                       END OF
                                                    PERIOD        EXPENSES      DEDUCTIONS       PERIOD
                                                  ----------     ----------     ----------     ----------
Year ended December 31, 1992 --
  Allowance for doubtful receivables............   $  5,279       $  6,603       $  6,443(1)    $  5,439
                                                   ========       ========       ========       ========
Year ended December 31, 1993 --
  Allowance for doubtful receivables............   $  5,439       $  5,549       $  4,303(1)    $  6,685
                                                   ========       ========       ========       ========
  Inventory valuation reserve...................   $     --       $ 47,048       $     --       $ 47,048
                                                   ========       ========       ========       ========
Year ended December 31, 1994 --
  Allowance for doubtful receivables............   $  6,685       $  3,652       $  3,136(1)    $  7,201
                                                   ========       ========       ========       ========
  Inventory valuation reserve...................   $ 47,048       $     --       $ 47,048       $     --
                                                   ========       ========       ========       ========

- ---------------

(1) Bad debts written off, less recoveries.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in accountants or disagreements by the Registrant with its accountants on accounting or financial disclosures.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    EXECUTIVE OFFICERS OF REGISTRANT AND                 SERVED AS AN
          CAPACITIES SERVED IN 1994              AGE     OFFICER SINCE
- ---------------------------------------------    ---     -------------
Paul D. Meek,                                    64          6-06-68
  Chairman of the Board
Ron W. Haddock,                                  54          6-19-86
  President and Chief Executive Officer
Yves Bercy                                       49          7-01-93
  Vice President, Chief Financial Officer
  and Treasurer
Cullen M. Godfrey,                               49          4-15-87
  Vice President, Secretary and General
  Counsel
Michael J. Couch,                                43          4-30-84
  Vice President
H. Patrick Jack,                                 43          8-23-89
  Vice President
Henry J. Lartigue, Jr.,                          61          1-01-89
  Vice President (Retired 7/1/94)
Neil A. Smoak,                                   49          4-24-86
  Vice President
Glenn E. Selvidge,                               58          2-15-78
  Vice President (Retired 7/1/94)
S. R. West,                                      55          5-02-83
  Vice President
James D. Grier,                                  53          1-01-92
  Controller
Brendan M. O'Connor,                             49         10-18-84
  Treasurer (Resigned 4/13/94)
Linda Middleton, Assistant Secretary             44          8-20-84

     There is incorporated by reference pages 3 through 6 of the Company's Proxy Statement for the Annual Meeting of Security Holders to be held April 12, 1995.

ITEM 11  EXECUTIVE COMPENSATION

     There is incorporated by reference pages 2 through 3 and 8 through 13 of the Company's Proxy Statement for the Annual Meeting of Security Holders to be held April 12, 1995.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is incorporated by reference the first page and pages 2 through 5 of the Proxy Statement for the Annual Meeting of Security Holders to be held April 12, 1995.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is incorporated by reference pages 4 through 5, 12 and 18 of the Company's Proxy Statement for the Annual Meeting of Security Holders to be held April 12, 1995.

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following are incorporated by reference or filed as part of this Annual Report:

          1. and 2.  Consolidated Financial Statements and Schedules:

             Reference is made to page 14 of this Form 10-K for a list of all consolidated financial statements and schedules filed as part of this Form 10-K.

        3. Exhibits:

                (3a) -- The Articles of Incorporation of FINA, Inc.
                (3b) -- The Bylaws of FINA, Inc.
               (10a) -- Thrift and Employee Stock Ownership Plan for Employees of American
                        Petrofina, Incorporated
               (10b) -- Credit Agreement of March 7, 1995 with NationsBank of Texas, N.A. as
                        Agent
               (10c) -- American Petrofina, Incorporated Employee Non-Qualified Stock Option
                        Plan (1979)
               (10d) -- Form 11-K Amdel Inc. Employee Investment Plan
               (10e) -- Agreement between FINA, Inc. and Glenn E. Selvidge
               (10h) -- Agreements between FINA, Inc. (formerly American Petrofina,
                        Incorporated) and Ron W. Haddock
               (10i) -- Agreement between FINA, Inc. and Henry J. Lartigue
               (10j) -- Employee Stock Ownership Plan of American Petrofina, Incorporated
               (10k) -- FINA Capital Accumulation Plan
               (10l) -- Fina Restoration Plan
               (19)  -- FINA, Inc.'s Proxy Statement for Annual Meeting of Security Holders
                        to be held April 12, 1995
               (21)  -- Subsidiaries of the Registrant
               (23)  -- Independent Auditors' Consent

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         FINA, Inc.
                                                        (Registrant)

                                            By:   /s/  CULLEN M. GODFREY
                                             Cullen M. Godfrey, Vice President,
                                               Secretary and General Counsel

                                            Date: March 7, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            SIGNATURES AND TITLES                               DATE
- ---------------------------------------------        ---------------------------
By:        /s/  PAUL D. MEEK                         March 7, 1995
                Paul D. Meek
            Chairman of the Board
By:       /s/  RON W. HADDOCK                        March 7, 1995
               Ron W. Haddock
         President and CEO, Director
By:      /s/  FRANCOIS CORNELIS                      March 7, 1995
              Francois Cornelis
                  Director
By:                                                  March   , 1995
             Axel de Broqueville
                  Director
By:                                                  March  , 1995
               Pierre Jungels
                  Director
By:     /s/  ROBERT L. MITCHELL                      March 7, 1995
             Robert L. Mitchell
                  Director
By:       /s/  DAVID C. TREEN                        March 7, 1995
               David C. Treen
                  Director
By:                                                  March   , 1995
          Henrique Bandeira Vieira
                  Director
By:         /s/  YVES BERCY                          March 7, 1995
                 Yves Bercy
 Vice President, Chief Financial Officer and
                   Treasurer
By:       /s/  JAMES D. GRIER                        March 7, 1995
               James D. Grier
 Controller and Principal Accounting Officer

                                 EXHIBIT INDEX

  EXHIBIT                                DESCRIPTION
- -----------------------------------------------------------------------------------
   (3a)    -- The Articles of Incorporation of FINA, Inc.
   (3b)    -- The Bylaws of FINA, Inc.
  (10a)    -- Thrift and Employee Stock Ownership Plan for Employees of American
              Petrofina, Incorporated
  (10b)    -- Credit Agreement of March 7, 1995 with NationsBank of Texas, N.A. as
              Agent
  (10c)    -- American Petrofina, Incorporated Employee Non-Qualified Stock Option
              Plan (1979)
  (10d)    -- Form 11-K Amdel Inc. Employee Investment Plan
  (10e)    -- Agreement between FINA, Inc. and Glenn E. Selvidge
  (10h)    -- Agreements between FINA, Inc. (formerly American Petrofina,
              Incorporated) and Ron W. Haddock
  (10i)    -- Agreement between FINA, Inc. and Henry J. Lartigue
  (10j)    -- Employee Stock Ownership Plan of American Petrofina, Incorporated
  (10k)    -- FINA Capital Accumulation Plan
  (10l)    -- Fina Restoration Plan
  (19)     -- FINA, Inc.'s Proxy Statement for Annual Meeting of Security Holders
              to be held April 12, 1995
  (21)     -- Subsidiaries of the Registrant
  (23)     -- Independent Auditors' Consent