Form 10-K/A
period 1994-12-31
FINA INC
filed 1995-04-26
CIK 5611

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

   (MARK ONE)
    /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
    / /    TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                              NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                                 ON WHICH REGISTERED
- -----------------------------------------                    ------------------------
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

     The number of shares outstanding of each of the issuer's classes of common stock, as of March 1, 1994:

                       CLASS A COMMON STOCK -- 14,593,902
                       CLASS B COMMON STOCK --  1,000,000

     Documents Incorporated by Reference: Part III: The Company's Proxy Statement for Annual Meeting of Stockholders on April 12, 1995.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

        3. Exhibits: (Contained separately and EDGAR filed)

               (3a)  -- The Articles of Incorporation of FINA, Inc.
               (3b)  -- The Bylaws of FINA, Inc.
             (10a)   -- Thrift and Employee Stock Ownership Plan for Employees of American
                        Petrofina, Incorporated
             (10b)   -- Credit Agreement of March 7, 1995 with NationsBank of Texas, N.A., as
                        Agent
             (10c)   -- American Petrofina, Incorporated Employee Non-Qualified Stock Option
                        Plan (1979)
             (10d)   -- Form 11-K FINA Capital Accumulation Plan
             (10d)   -- Form 11-K Amdel Inc. Employee Investment Plan
             (10e)   -- Agreement between FINA, Inc. and Glenn E. Selvidge
             (10h)   -- Agreements between FINA, Inc. (formerly American Petrofina,
                        Incorporated) and Ron W. Haddock
             (10i)   -- Agreement between FINA, Inc. and Henry J. Lartigue
             (10j)   -- Employee Stock Ownership Plan of American Petrofina, Incorporated
             (10k)   -- FINA Capital Accumulation Plan
             (10l)   -- FINA Restoration Plan
             (19)    -- FINA, Inc.'s Proxy Statement for Annual Meeting of Security Holders
                        on April 12, 1995
             (21)    -- Subsidiaries of the Registrant
             (23)    -- Independent Auditors' Consent