Form 10-Q
period 1995-03-31
FINA INC
filed 1995-05-12
CIK 5611

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                              -----------------

                                  FORM 10-Q

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31,  1995
                               -------------------------------------------------

                                       OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

                         Commission File Number 1-4014


                                   FINA, Inc.
                                   ----------
             (Exact name of registrant as specified in its charter)

            Delaware                                            13-1820692
- --------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


       Fina Plaza, Dallas, Texas                                   75206
- --------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code          (214)750-2400
                                                   -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements over the past 90 days.

                                 Yes  X    No
                                     ---      ---

             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      14,595,069 Class A as of May 1, 1995
                       1,000,000 Class B as of May 1, 1995

                         FINA, Inc. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                                                                    MARCH 31,       DECEMBER 31,
                                                                                       1995            1994
                                                                                   ------------     -----------
Assets
Current assets:
   Cash and cash equivalents                                                             $2,682          $3,533
   Accounts and notes receivable                                                        390,818         365,614
   Inventories                                                                          308,464         286,538
   Prepaid expenses and other current assets                                             28,605          30,394
                                                                                   ------------     -----------
        Total current assets                                                            730,569         686,079
                                                                                   ------------     -----------
Property, plant, and equipment; net of $1,285,157
  accumulated depreciation at 3/31/95                                                 1,670,604       1,691,062
Other assets                                                                            117,315         116,721
                                                                                   ------------     -----------
                                                                                     $2,518,488      $2,493,862
                                                                                   ============     ===========

Liabilities and Stockholders' Equity
Current liabilities:
   Short term obligations                                                               $62,000         $57,000
   Current installments of long term debt and
     Lease obligations                                                                   61,083          61,014
   Accounts payable and accrued liabilities                                             451,257         452,387
                                                                                   ------------     -----------
        Total current liabilities                                                       574,340         570,401
                                                                                   ------------     -----------
Long term debt, excluding current installments                                          528,035         531,162
Other deferred credits and liabilities                                                  253,397         247,492
Stockholders' equity:  (note 2)
   Preferred stock of $1 par value. Authorized 4,000,000 shares; none issued              -               -
   Class A common stock of 50 cents par value. Authorized 38,000,000 shares; issued
     and outstanding 29,189,804 and 29,189,404 shares in 1995 and 1994                   14,595          14,595
   Class B common stock of 50 cents par value. Authorized and issued
      2,000,000 shares                                                                    1,000           1,000
   Additional paid-in capital                                                           450,043         450,029
   Retained earnings                                                                    697,078         679,183
                                                                                   ------------     -----------
        Total stockholders' equity                                                    1,162,716       1,144,807

Commitments and contingencies (note 3)                                                    -               -
                                                                                   ------------     -----------
                                                                                     $2,518,488      $2,493,862
                                                                                   ============     ===========



See accompanying notes to consolidated financial statements.

                         FINA, Inc. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------
                                                                    1995            1994
                                                                -----------      -----------
Revenues:
   Sales and other operating revenues                              $863,188        $777,450
   Interest and other, net                                           (1,850)             35
                                                                 ----------      ----------
                                                                    861,338         777,485
                                                                 ----------      ----------

Costs and expenses:
   Cost of raw materials and products purchased                     636,774         561,412
   Direct operating expenses                                         88,490          92,781
   Selling, general, and administrative expenses                     20,806          20,464
   Taxes, other than on income                                       11,911          12,476
   Dry holes and abandonments                                         1,516             646
   Depreciation, depletion, amortization,
     and lease impairment                                            38,445          42,416
   Interest charges, net                                             11,958          10,506
                                                                 ----------      ----------
                                                                    809,900         740,701
                                                                 ----------      ----------

Earnings before income taxes                                         51,438          36,784
Income taxes                                                         17,948          11,767
                                                                 ----------      ----------
        Net earnings                                                $33,490         $25,017
                                                                 ==========      ==========
Earnings per common share: (note 2)                                   $1.07           $0.80
                                                                 ==========      ==========



See accompanying notes to consolidated financial statements.

                         FINA, Inc. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                                           1995            1994
                                                                        ----------      ----------
Cash flows provided by operating activities                                $31,032         $41,906

Cash flows from investing activities:
   Capital Expenditures                                                    (22,398)        (17,258)
   Proceeds from disposal of assets                                          5,609           4,073
   Investments in and advances to affiliates                                (1,406)         (2,928)
                                                                        ----------      ----------
           Net cash provided by (used in) investing activities             (18,195)        (16,113)
                                                                        ----------      ----------
Cash flows from financing activities:
   Additions to long term debt and lease obligations                             0               0
   Payments of long term debt and lease obligations                         (3,107)         (3,336)
   Net change in short term obligations                                      5,000         (10,000)
   Issuance of common stock                                                     14               0
   Dividends paid                                                          (15,595)        (12,475)
                                                                        ----------      ----------
           Net cash used in financing activities                           (13,688)        (25,811)
                                                                        ----------      ----------
Net decrease in cash and cash equivalents                                     (851)            (18)
Cash and cash equivalents at beginning of period                             3,533           3,276
                                                                        ----------      ----------
Cash and cash equivalents at end of period                                  $2,682          $3,258
                                                                        ==========      ==========



See accompanying notes to consolidated financial statements.

                         FINA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1995
                                 (UNAUDITED)


(1) The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods presented.

(2) Earnings per common share is based on the weighted average number of oustanding shares. Shares issuable upon the exercise of stock options are excluded from the computation since their effect is insignificant. The Company has declared a two-for-one stock split with record date of May 2, 1995, at close of business. The par value will be 50 cents per share of both Class A and Class B stock. Share and per share amounts in the accompanying financial statements have been adjusted retroactively to reflect the stock split. The weighted average number of outstanding shares was 31,189,604 and 31,187,004 for the three months ended March 31, 1995 and 1994, respectively.

(3) The Company is contingently liable under pending lawsuits and other claims, some of which involve sustantial sums. Considering certain liabilities which have been set up for the lawsuits and claims, and the difficulty in determining the ultimate liability in some of these matters, internal counsel is of the opinion that the amounts, if any, which ultimately might be due in connection with such lawsuits and claims would not have a material adverse effect upon the Company's consolidated financial condition.

(4) The notes to the consolidated financial statements on pages 20 through 32 of the Company's 1994 Form 10-K are an integral part of these consolidated financial statements.

                       PART I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Net earnings were $33,490,000 for the quarter ended March 31, 1995 compared to $25,017,000 for the first quarter of 1994. Sales and other operating revenues were $863,188,000 compared to $777,450,000 for first quarter 1994. Earnings per share were $1.07 compared to $0.80 per share for the first quarter of last year.

     Earnings in the first quarter 1995 were largely attributable to Chemicals which capitalized on world scale, low-cost plants and large market shares in styrene, polystyrene and polypropylene. Upstream results declined from the same period last year because of lower natural gas prices and lower crude and natural gas production volumes. In the Downstream, refining margins declined from the same period last year.

     During the first quarter, a $400 million revolving bank credit facility with Nationsbank of Texas N.A., as lead agent, was implemented to replace a $400 million facility which expired in March 1995. Also, the Board of Directors made the decision to increase the cash dividend by 20% beginning in June 1995.

     On May 2, 1995, following stockholder approval, a charter amendment was filed in the State of Delaware which changed the Class A and Class B Common Stock of the Company from $1.00 par value per share to fifty cents, effectively splitting the stock 2-for-1.

     Upstream results in the first quarter were down compared with the corresponding period last year primarily due to lower natural gas prices and crude and natural gas production volumes and higher dry hole and seismic expenses. The Company has nearly completed its program to divest properties not fitting the long-term strategic plan. Focus was on increased exploration and drilling.

     Downstream reported decreased earnings in the quarter compared to first quarter 1994. Throughout the first quarter of 1995, lower refining margins prevailed. Compared to first quarter 1994, Gulf Coast fuels refining margins were down about $2.00/BBL and West Texas industry margins were down about $1.00/BBL. Total throughput at both refineries was 214MBD.

     Chemicals earnings more than doubled compared to first quarter 1994. Chemical products enjoyed strong demands and margin increases compared to the same period last year. After planned expansions, the LaPorte, Texas polypropylene plant and the Carville, Louisiana polystyrene plant are expected to be the largest in the world.

     The Company's annual meeting of shareholders was held April 12, 1995. All members of the Board of Directors were reelected.

     At its regularly scheduled meeting on April 20, 1995, the Board of Directors elected Patricia M. Wallington to the Board and named her to the Audit Committee of the Board. Also, the Board named three new Vice Presidents, four senior Vice Presidents (who had formerly been Vice Presidents) and appointed a new Controller.

     The Company's regular quarterly dividend of $.50 per share (adjusted to reflect the stock split) was paid March 16, 1995 to shareholders of record on March 6, 1995. The next declared dividend of $.60 per share will be paid on June 15, 1995 to shareholders of record on June 2, 1995.

                 Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

        Not Applicable

Item 2. Changes in Securities.

        (a) Not Applicable

        (b) Not Applicable

Item 3. Defaults upon Senior Securities.

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

        At the annual meeting of shareholders, held April 12, 1995, a proposal to increase authorized shares and decrease par value from $1.00 to $.50 was approved by vote as follows:
        FOR: 14,333,901  AGAINST: 22,567  ABSTAIN: 19,666

Item 5. Other Information.

        Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

        No Form 8-K's were filed during the period January 1, 1995 through March 31, 1995. Form 10-K/A Amendment Number 1 and Form 10-K/A Amendment Number 2 were filed on April 26, 1995 as cover for the Forms 11-K pertaining to the FINA Capital Accumulation Plan (a 401(k) plan) and the Amdel Savings Plan.

       Exhibits incorporated herein by reference:

             (3a)  The Articles of Incorporation of FINA, Inc.
                    -amended to reflect 2-for-1 stock split by reclassified par value of 50 cents

             (27)   Financial Data Schedule

                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FINA, Inc.
                                  (REGISTRANT)


 Date: May 12, 1995

                              BY: /s/ Yves Bercy
                              Yves Bercy
                              Vice President, Chief
                              Financial Officer and
                              Treasurer

                              INDEX TO EXHIBITS




EXHIBIT
NUMBER              DESCRIPTION
- -------             -----------

(3a)        The Articles of Incorporation of FINA, Inc.
                -amended to reflect 2-for-1 stock split by reclassified par value of 50 cents

(27)        Financial Data Schedule
