Form 10-Q
period 1995-06-30
FINA INC
filed 1995-08-14
CIK 5611

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                            ----------------------

                                  FORM 10-Q

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995
                               -------------

                                      OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    --------------


                        Commission File Number 1-4014

                                  FINA, Inc.
                                  ----------
            (Exact name of registrant as specified in its charter)

          Delaware                                            13-1820692
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


        Fina Plaza, Dallas, Texas                                75206
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code (214) 750-2400
                                                   --------------

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

                29,202,372 Class A as of July 25, 1995
                ----------
                 2,000,000 Class B as of July 25, 1995
                ----------

                          FINA, Inc. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                               JUNE 30,            DECEMBER 31,
                                                                                 1995                 1994
                                                                              ----------           ------------
Assets
Current assets:
   Cash and cash equivalents                                                      $5,004                $3,533
   Accounts and notes receivable                                                 357,312               365,614
   Inventories                                                                   317,947               286,538
   Prepaid expenses and other current assets                                      38,753                30,394
                                                                              ----------            ----------
        Total current assets                                                     719,016               686,079
                                                                              ----------            ----------
Property, plant, and equipment; net of $1,285,224 accumulated
  depreciation at 6/30/95                                                      1,666,152             1,691,062
Other assets                                                                     122,991               116,721
                                                                              ----------            ----------
                                                                              $2,508,159            $2,493,862
                                                                              ==========            ==========
Liabilities and Stockholders' Equity
Current liabilities:
   Short term obligations                                                        $49,000               $57,000
   Current installments of long term debt and lease obligations                   84,476                61,014
   Accounts payable and accrued liabilities                                      422,246               452,387
                                                                              ----------            ----------
        Total current liabilities                                                555,722               570,401
                                                                              ----------            ----------
Long term debt, excluding current installments                                   502,376               531,162
Other deferred credits and liabilities                                           264,049               247,492
Stockholders' equity:  (note 2)
   Preferred stock of $1 par value. Authorized 4,000,000 shares;
      none issued                                                                   -                     -
   Class A common stock of 50 cents par value. Authorized
      38,000,000 shares; issued and outstanding 29,197,772 and
      29,189,404 shares in 1995 and 1994                                          14,599                14,595
   Class B common stock of 50 cents par value. Authorized
      and issued 2,000,000 shares                                                  1,000                 1,000
   Additional paid-in capital                                                    450,264               450,029
   Retained earnings                                                             720,149               679,183
                                                                              ----------            ----------
        Total stockholders' equity                                             1,186,012             1,144,807
Commitments and contingencies (note 3)                                              -                     -
                                                                              ----------            ----------
                                                                              $2,508,159            $2,493,862
                                                                              ==========            ==========


See accompanying notes to consolidated financial statements.

                         FINA, Inc. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)



                                                 THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                 ---------------------------        ---------------------------
                                                    1995            1994               1995            1994
                                                 ----------      -----------        ----------       ----------
Revenues:
   Sales and other operating revenues             $965,352        $838,081          $1,828,540      $1,615,531
   Interest and other, net                          (8,889)          6,388             (10,739)          6,423
                                                  --------        --------          ----------      ----------
                                                   956,463         844,469           1,817,801       1,621,954
                                                  --------        --------          ----------      ----------
Costs and expenses:
   Cost of raw materials and products purchas     $715,437         619,823           1,352,211       1,181,235
   Direct operating expenses                       $90,264         109,175             178,754         201,956
   Selling, general, and administrative expen      $21,310          21,742              42,116          42,206
   Taxes, other than on income                     $11,222          11,356              23,133          23,832
   Dry holes and abandonments                       $4,707           1,743               6,223           2,389
   Depreciation, depletion, amortization,
     and lease impairment                          $36,300          47,819              74,745          90,235
   Interest charges, net                            11,532          11,548              23,490          22,054
                                                  --------        --------          ----------      ----------
                                                   890,772         823,206           1,700,672       1,563,907
                                                  --------        --------          ----------      ----------
Earnings before income taxes                        65,691          21,263             117,129          58,047
Income taxes                                        23,905           7,906              41,853          19,673
                                                  --------        --------          ----------      ----------
        Net earnings  (note 4)                     $41,786         $13,357             $75,276         $38,374
                                                  ========        ========          ==========      ==========
Earnings per common share: (note 2)                  $1.34           $0.43               $2.41           $1.23
                                                  ========        ========          ==========      ==========



See accompanying notes to consolidated financial statements.

                         FINA, Inc. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                (IN THOUSANDS)
                                 (UNAUDITED)


                                                                         1995                 1994
                                                                       --------              -------
Cash flows provided by operating activities                            $107,817              $96,091

Cash flows from investing activities:
   Capital Expenditures                                                 (69,122)             (43,266)
   Proceeds from disposal of assets                                      12,456               20,027
   Investments in and advances to affiliates                             (2,119)              (1,864)
                                                                       --------              -------
             Net cash provided by (used in) investing activities        (58,785)             (25,103)
                                                                       --------              -------
Cash flows from financing activities:
   Additions to long term debt and lease obligations                          0               25,000
   Payments of long term debt and lease obligations                      (5,489)             (55,978)
   Net change in short term obligations                                  (8,000)             (14,000)
   Issuance of common stock                                                 239                   36
   Dividends paid                                                       (34,311)             (24,950)
                                                                       --------              -------
             Net cash used in financing activities                      (47,561)             (69,892)
                                                                       --------              -------
Net decrease in cash and cash equivalents                                 1,471                1,096
Cash and cash equivalents at beginning of period                          3,533                3,276
                                                                       --------              -------
Cash and cash equivalents at end of period                               $5,004               $4,372
                                                                       ========              =======


See accompanying notes to consolidated financial statements.

                         FINA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1995
                                 (UNAUDITED)

(1) The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods presented.

(2) Earnings per common share is based on the weighted average number of outstanding shares. Shares issuable upon the exercise of stock options are excluded from the computation since their effect is insignificant. The Company declared a two-for-one stock split with record date of May 2, 1995, at close of business. The par value will be 50 cents per share of both Class A and Class B stock. Share and per share amounts in the accompanying financial statements have been adjusted retroactively to reflect the stock split. The weighted average number of outstanding shares was 31,192,747 and 31,187,304 for the three months ended June 30, 1995 and 1994, respectively. The weighted average number of outstanding shares was 31,191,371 and 31,187,178 for the six months ended June 30, 1995 and 1994, respectively.

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

(4) Earnings for the three-month period ended June 30, 1994 include $16 million after-tax of inventory gains related to crude and product price improvement since the end of 1993. The earnings effect of the gain was largely offset by accruals for various contingencies. Accruals include a provision of $9.2 million for future environmental remediation projects.

(5) The notes to the consolidated financial statements on pages 20 through 32 of the Company's 1994 Form 10-K are an integral part of these consolidated financial statements.

                               PART I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Net earnings were $41.8 million for the quarter ended June 30, 1995 compared to $13.4 million during the same period last year. Second quarter 1995 earnings reflect higher chemicals margins and the lowest industry fuels refining margins in several years. They also reflect lower chemicals volumes and lower natural gas prices than in the same period of 1994. Sales and other operating revenues for second quarter 1995 were $965.3 million compared to $838.1 million for second quarter 1994. The increased revenues were primarily attributable to (a) increased prices in the Downstream and Chemicals segments and (b) higher Downstream volumes, partially offset by (c) natural gas volume and price decreases and (d) lower chemicals volumes. Earnings per share for second quarter 1995 were $1.34 per share compared to $0.43 for second quarter 1994.

     For the first six months of 1995, net earnings were $75.3 million, compared to $38.4 million for the same period in 1994. The increase in net earnings was generally due to higher chemical margins. Sales and other operating revenues for the first six months of 1995 were $1.8 billion compared to $1.6 billion for the first half of 1994. Earnings per share for the six months ended June 30, 1995 were $2.41 compared to $1.23 at June 30, 1994.

     Per share earnings reflect a 2-for-1 stock split which occurred of record at close of business on May 2, 1995. Outstanding Class A Common Stock increased from 14,595,269 to 29,190,538 shares, and outstanding Class B Common Stock increased from 1 million to 2 million shares. Prior year's per share earnings have been adjusted consistent with the stock split.

     In July 1995 the Company committed to maintain its subsidiary's one-third ownership interest in a propylene splitter facility at Mont Belvieu, Texas by participating in an expansion project that would double the facility's capacity. The facility is expected to increase its total capacity to 1,440,000,000 lbs/yr. The Board of Directors approved increasing the 1995 capital expenditures from the previously disclosed estimate of $215 million to a revised 1995 projected capital expenditure amount of $217 million. The expansion of the propylene splitter facility will help ensure adequate supplies of propylene feedstock to the polypropylene plant when its expansion becomes operational later this year.

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long- Lived Assets to Be Disposed Of", was issued by the Financial Accounting Standards Board in March 1995. The
Company expects to adopt the provisions of Statement No. 121 in accordance with the standard and not later than 1996. The Company is currently assessing the effects of the provisions of Statement No. 121.

     Upstream - Earnings and revenues in the second quarter of 1995 were lower than second quarter 1994 reflecting lower natural gas prices and lower crude volumes. The Company is focusing on developing its exploration prospects and has increased drilling activity on promising prospects. First half 1995 operating expenses were reduced 18% from 1994. Natural gas sales prices dropped 26% in the first six months of 1995 while crude prices increased 19% compared to the same period last year. Natural gas marketing achieved higher net income on lower volumes while sales volume decreased 36% from the same period in 1994 due primarily to reduced spot trading.

     Downstream - Total average daily refining throughput was 210,500 barrels per day in second quarter 1995 compared to 208,400 barrels per day in the same period of 1994. The Port Arthur, Texas Refinery set several throughput records during second quarter 1995. Earnings declined as industry fuels refining
margins fell to the lowest levels in several years.   In Marketing, progress
was made toward adding high quality  distributors in key markets.

     Chemicals - Sales volumes in the second quarter decreased primarily due to lower polypropylene, polystyrene and polyethylene sales. With margin increases in all product lines, chemicals earnings improved over last year's first half, even with lower production due to operating interruptions at some plants. The previously announced polypropylene expansion project is ahead of schedule and will be complete fourth quarter 1995. In polystyrene, an expansion project at the Carville plant was begun in the first half with completion scheduled by mid 1996.

     The Company's Annual Meeting of the Shareholders was held April 12, 1995. All members of the Board of Directors were reelected. Since that time, however, the Company has received a resignation letter from Henrique Bandiera Vieira, to be effective on August 16, 1995.

     The Board of Directors elected three new Vice Presidents to newly created positions at its April meeting. Also elected was a new Controller filling an opening vacated by a retirement. Four Vice Presidents were promoted to Senior Vice President.

     The Company's regular quarterly dividend of $.60 per share was paid on June 15, 1995 to shareholders of record on June 2, 1995.

                 Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

        Not Applicable

Item 2. Changes in Securities.

        (a) Not Applicable

        (b) Not Applicable

Item 3. Defaults upon Senior Securities.

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

        Not Required

Item 5. Other Information.

        Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

        Exhibit 27     Financial Data Schedule


        No Form 8-K's were filed during the period April 1, through June 30, 1995.



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FINA, Inc.
                                       (REGISTRANT)


 Date: August 11, 1995




                                       BY: ___________________
                                       Yves Bercy
                                       Vice President, Chief
                                       Financial Officer and
                                       Treasurer

                                 EXHIBIT INDEX

EXHIBIT
Number                    Description
-------                   -----------
27                        Financial Data Schedule