Form 10-Q
period 1995-09-30
FINA INC
filed 1995-11-13
CIK 5611

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

                         Commission File Number 1-4014

                                   FINA, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                    13-1820692
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

     Fina Plaza, Dallas, Texas                            75206
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code  (214)750-2400

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

                   29,205,372 Class A as of October 31, 1995
                    2,000,000 Class B as of October 31, 1995

                                PART I - Item 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.

       Net earnings were $45.0 million for the quarter ended September 30, 1995 compared to $28.0 million during the same period last year. Sales and other operating revenues were $916.0 million compared to $918.0 million for third quarter 1994. Earnings per share were $1.44 compared to $.90 per share for the third quarter of last year.

         For the nine months of 1995, net earnings were $120.2 million, compared to $66.3 million for the same period in 1994. Earnings for 1994 included $16 million after-tax inventory gains related to crude and product price improvement from the end of 1993. However, the gain was largely offset by accruals for various contingencies, including a provision of $9.2 million for future environmental remediation projects. Sales and other operating revenues for the first nine months of 1995 were $2.7 billion compared to $2.5 billion in the first nine months of 1994.

       Upstream - Earnings in the third quarter were below third quarter last year because of lower natural gas prices and reduced production volumes due to sales of nonstrategic assets. Geographic consolidation contributed to operating cost reductions. Increased exploration drilling continues on the Company's promising prospects. Through the first nine months, earnings were below the same period last year due to lower natural gas prices, lower oil volumes and higher dry hole and seismic costs, only partially offset by higher oil prices, lower production expenses and higher natural gas marketing earnings.

       Downstream - Third quarter downstream earnings were below the same period last year. Excellent operations, including record throughput at the Port Arthur, Texas, Refinery, partially offset poor Gulf Coast fuels refining margins in the third quarter. For the nine months, earnings were below the same period of last year primarily due to 1994 inventory gains, lower current year refining margins, and higher maintenance costs which were only partially offset by better operations.

       Chemicals - Chemical earnings were up from 1994. For the three and nine month periods ended September 30, 1995 compared to the same periods in 1994, lower sales volumes due primarily to supply limitations caused mainly by low inventories were more than offset by improved margins. Construction of the expansions at the La Porte, Texas, polypropylene plant and the Carville, Louisiana, polystyrene plant continued in the third quarter. The La Porte expansion, which will make it the largest single site polypropylene plant in the world, will be completed during the fourth quarter. At Carville, construction is projected to be completed in the second quarter of 1996, which will make it the largest single site polystyrene plant in the world. The styrene monomer plant located at Carville, Louisiana, already the largest in the world, is also being expanded in the fourth quarter.

       Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of", was issued by the Financial Accounting Standards Board in March 1995. The Company is required to adopt the Statement no later than the first quarter of 1996.
The Company is currently assessing the effects of the provisions of Statement No. 121 which is expected to result in an impairment of the Company's oil and gas properties.

       The Company's regular quarterly dividend of $.60 per share was paid on September 18, 1995 to shareholders of record on September 6, 1995.

         The Board of Directors declared the Company's regular quarterly dividend of $.60 per share which will be paid on December 13, 1995 to shareholders of record on December 1, 1995.

                          FINA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                           SEPTEMBER 30,        DECEMBER 31,
                                                                               1995                1994
                                                                           -------------        ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                    $4,156               $3,533
   Accounts and notes receivable                                               368,725              365,614
   Inventories                                                                 318,990              286,538
   Prepaid expenses and other current assets                                    34,012               30,394
                                                                           ------------         ------------
        Total current assets                                                   725,883              686,079
                                                                           ------------         ------------

Property, plant, and equipment; net of $1,313,717 accumulated
  depreciation at 9/30/95                                                    1,685,583            1,691,062
Other assets                                                                   123,688              116,721
                                                                           ------------         ------------
                                                                            $2,535,154           $2,493,862
                                                                           ============         ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Short term obligations                                                      $50,000              $57,000
   Current installments of long term debt and lease obligations                 84,583               61,014
   Accounts payable and accrued liabilities                                    441,190              452,387
                                                                           ------------         ------------
        Total current liabilities                                              575,773              570,401
                                                                           ------------         ------------

Long term debt, excluding current installments                                 473,888              531,162
Other deferred credits and liabilities                                         272,985              247,492
Stockholders' equity:  (note 2)
   Preferred stock of $1 par value. Authorized 4,000,000 shares;
      none issued                                                                 -                    -
   Class A common stock of 50 cents par value. Authorized
      38,000,000 shares; issued and outstanding 29,204,772 and
      29,189,404 shares in 1995 and 1994                                        14,602               14,595
   Class B common stock of 50 cents par value. Authorized
      and issued 2,000,000 shares                                                1,000                1,000
   Additional paid-in capital                                                  450,506              450,029
   Retained earnings                                                           746,400              679,183
                                                                           ------------         ------------
        Total stockholders' equity                                           1,212,508            1,144,807

Commitments and contingencies (note 3)                                            -                    -
                                                                           ------------         ------------

                                                                            $2,535,154           $2,493,862
                                                                           ============         ============


See accompanying notes to consolidated financial statements.

                          FINA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                THREE MONTHS ENDED SEPT. 30,       NINE MONTHS ENDED SEPT. 30,
                                                ----------------------------       ----------------------------
                                                    1995            1994               1995            1994
                                                ------------    ------------       ------------    ------------
Revenues:
   Sales and other operating revenues             $916,287        $918,237          $2,744,827      $2,533,768
   Interest and other, net                          (2,957)          4,760             (13,696)         11,183
                                                ------------    ------------       ------------    ------------
                                                   913,330         922,997           2,731,131       2,544,951
                                                ------------    ------------       ------------    ------------

Costs and expenses:
   Cost of raw materials and products purchased    669,855         704,071           2,022,066       1,885,306
   Direct operating expenses                        89,554          92,240             268,308         294,196
   Selling, general, and administrative expenses    21,674          20,157              63,790          62,363
   Taxes, other than on income                      10,714          10,879              33,847          34,711
   Dry holes and abandonments                          955           1,706               7,178           4,095
   Depreciation, depletion, amortization,
     and lease impairment                           41,152          41,921             115,897         132,156
   Interest charges, net                            10,221          10,834              33,711          32,888
                                                ------------    ------------       ------------    ------------
                                                   844,125         881,808           2,544,797       2,445,715
                                                ------------    ------------       ------------    ------------

Earnings before income taxes                        69,205          41,189             186,334          99,236
Income taxes                                        24,232          13,216              66,085          32,889
                                                ------------    ------------       ------------    ------------

        Net earnings  (note 4)                     $44,973         $27,973            $120,249         $66,347
                                                ============    ============       ============    ============

Earnings per common share (note 2)                   $1.44           $0.90               $3.85           $2.13
                                                ============    ============       ============    ============

See accompanying notes to consolidated financial statements.

                          FINA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                        1995                  1994
                                                                     -----------          ------------
Cash flows provided by operating activities                            $214,821             $176,627

Cash flows from investing activities:
   Capital Expenditures                                                (131,821)             (66,143)
   Proceeds from disposal of assets                                      13,162               48,834
   Investments in and advances to affiliates                             (1,975)              (1,760)
                                                                     -----------          ------------
             Net cash used in investing activities                     (120,634)             (19,069)
                                                                     -----------          ------------

Cash flows from financing activities:
   Additions to long term debt and lease obligations                          0               26,033
   Payments of long term debt and lease obligations                     (34,015)            (159,402)
   Net change in short term obligations                                  (7,000)              16,000
   Issuance of common stock                                                 484                   78
   Dividends paid                                                       (53,033)             (40,544)
                                                                     -----------          ------------
             Net cash used in financing activities                      (93,564)            (157,835)
                                                                     -----------          ------------

Net decrease in cash and cash equivalents                                   623                 (277)
Cash and cash equivalents at beginning of period                          3,533                3,276
                                                                     -----------          ------------

Cash and cash equivalents at end of period                               $4,156               $2,999
                                                                     ===========          ============


See accompanying notes to consolidated financial statements.

                         FINA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995
                                 (UNAUDITED)


(1) The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods presented.

(2) Earnings per common share is based on the weighted average number of oustanding shares. Shares issuable upon the exercise of stock options are excluded from the computation since their effect is insignificant. The Company declared a two-for-one stock split with record date of May 2, 1995, at close of business. The par value is 50 cents per share of both Class A and Class B stock. Share and per share amounts in the accompanying financial statements have been adjusted retroactively to reflect the stock split. The weighted average number of outstanding shares was 31,202,172 and 31,188,604 for the three months ended September 30, 1995 and 1994, respectively. The weighted average number of outstanding shares was 31,195,051 and 31,187,644 for the nine months ended September 30, 1995 and 1994, respectively.

(3) The Company is contingently liable under pending lawsuits and other claims, some of which involve substantial sums. Considering certain liabilities which have been set up for the lawsuits and claims, and the difficulty in determining the ultimate liability in some of these matters, internal counsel is of the opinion that the amounts, if any, which ultimately might be due in connection with such lawsuits and claims would not have a material adverse effect upon the Company's consolidated financial condition.

(4) Earnings for the nine-month period ended September 30, 1994 include $16 million after-tax inventory gains related to crude and product price improvement since the end of 1993. The earnings effect of the gain was largely offset by accruals for various contingencies. Accruals include a provision of $9.2 million for future environmental remediation projects.

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

        Not Required

Item 5. Other Information.

        Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

        No Form 8-K's were filed during the period July 1 through September 30, 1995.

        Exhibits: (incorporated herein by reference)
        (27) Financial Data Schedule



                                   SIGNATURES
         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FINA, Inc.
                                            (REGISTRANT)

Date: November 14, 1995

                                            BY:/S/ YVES BERCY
                                            ------------------------------------
                                            Yves Bercy
                                            Vice President, Chief
                                            Financial Officer and
                                            Treasurer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

27           Financial Data Schedule
