Form 10-K
period 1995-12-31
FINA INC
filed 1996-03-14
CIK 5611

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)
  /X/         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                             ON WHICH REGISTERED
--------------------------------------------    --------------------------------------------
    Class A Common Stock $.50 par value                   American Stock Exchange

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

     The aggregate market value of the Class A Common voting stock held by non-affiliates of the Registrant as of February 9, 1996 was $134,923,632 based on the highest price of $48.00 per share as recorded by the American Stock Exchange.

     The number of shares outstanding of each of the issuer's classes of common stock, as of February 9, 1996:

                       CLASS A COMMON STOCK -- 29,209,072
                       CLASS B COMMON STOCK --  2,000,000

     Documents Incorporated by Reference: Part III: The Company's Proxy Statement for Annual Meeting of Stockholders to be held April 17, 1996

================================================================================

                             CROSS REFERENCE SHEET

                                  FORM 10-K ITEM                                     LOCATION IN
                                NUMBER AND CAPTION                                    FORM 10-K
-----------------------------------------------------------------------------------  -----------
PART I:
 1.   Business.....................................................................   page 1
 2.   Properties...................................................................   page 2
 3.   Legal Proceedings............................................................   page 4
 4.   Submission of Matters to a Vote of Security Holders..........................   page 6
PART II:
 5.   Market for the Registrants' Common Stock and Related Security Holder
        Matters....................................................................   page 6
 6.   Selected Financial Data......................................................   page 7
 7.   Management's Discussion and Analysis of Financial Condition and
        Results of Operations......................................................   page 7
 8.   Financial Statements and Supplementary Data..................................   page 13
 9.   Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure.......................................................   page 37
PART III:
10.   Directors and Executive Officers of the Registrant...........................   page 37
11.   Executive Compensation.......................................................   page 37
12.   Security Ownership of Certain Beneficial Owners and
        Management.................................................................   page 38
13.   Certain Relationships and Related Transactions...............................   page 38
PART IV:
14.   Exhibits, Financial Statement Schedules and Reports on
        Form 8-K...................................................................   page 38

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

     Capital expenditures by segments of the Company are shown in Note 14 to the Consolidated Financial Statements on pages 31 and 32. Capital expenditures were $218.4 million (including $5.7 million expended for a joint venture), or 60% above the prior year's $136.4 million. Expenditures associated with refining, supply and transportation and marketing were $42.2 million of the total capital expenditures primarily for efficiency and yield improvement projects at both refineries. Expenditures of $55.6 million for exploration and production were attributable primarily to exploration and development drilling activity. Expenditures relating to chemicals were $113.9 million due to major expansions in two of the Company's four lines of business. Capital expenditures are expected to be $208.7 million in 1996.

     No major individual assets or subsidiaries were acquired or disposed of during the five years ending December 31, 1995.

     (b) Segment data is shown in Note 14 "Segment Data" to consolidated financial statements on pages 31 and 32 herein.

     (c) The Company has grouped its businesses into (1) crude oil and natural gas exploration and production, and natural gas marketing; (2) petroleum products refining, supply and transportation and marketing; and (3) chemicals manufacturing and marketing, primarily petrochemicals and plastics including polypropylene, polystyrene, styrene monomer and high density polyethylene, and the licensing of certain chemical processes. The energy products are produced and refined by FOCC, a Delaware corporation. Petrochemicals and plastics are manufactured by FOCC and by Cos-Mar Company, a 50% owned joint venture.

     The Company markets gasoline and other refined products under the FINA(R) brand and also markets some unbranded products. FINA(R) transportation fuel products are primarily sold through 240 independent businesses and 38 company-owned service stations which consist of a total of 2,702 branded retail outlets, located in 15 states in the Southeastern and Southwestern regions of the United States. The Company also markets petrochemicals and plastics under the FINA(R) brand. Fina Natural Gas Company is engaged in natural gas marketing.

     FOCC also markets naphtha, jet fuel, distillates, diesel fuel, heavy oils, and asphalt.

     Following are products which accounted for more than 10% of consolidated revenues in 1995, 1994 and 1993, and their appropriate percentage of revenues for the three years:

                                                                      PERCENTAGE OF REVENUES
                                                                      ----------------------
                                                                      1995     1994     1993
                                                                      ----     ----     ----
    Refined Products:
      Gasoline......................................................   31%      29%      34%
      Distillates...................................................   19%      20%      23%
    Petrochemicals and Plastics.....................................   32%      28%      21%
    Natural Gas.....................................................    8%      14%      13%

     Additional segment data is shown in Note 14 "Segment Data" to consolidated financial statements on pages 31 and 32 herein.

     Sufficient raw material is available in the foreseeable future for supplying the needs of the various manufacturing units of the Company, although political situations in the important oil producing nations can aggravate the supply situation in the United States where imports of oil are necessary to meet demand.

     The Company licenses its patented chemical processes throughout the world. The net earnings derived from licensing were not material to the consolidated results of operations in 1995, 1994 and 1993.

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

     No material part of the business is dependent on a single customer or a few customers. Most of the Company's customers are located in the South and Midwest regions of the United States, except with respect to chemicals where customers are located throughout the United States. No single customer accounted for more than 5% of the Company's sales in 1995, 1994 or 1993, and no account receivable from any customer exceeded 5% of the Company's consolidated stockholders' equity at December 31, 1995, 1994 or 1993.

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

     During 1995, $14.8 million was expended on pollution control and environmental protection capital projects. It is estimated that environmental protection facilities will require capital expenditures in 1996 of approximately $18.4 million companywide. Additionally, during 1995, $43.1 million was charged to expense relating to ongoing environmental administration and maintenance activities at operating facilities.

     The number of persons employed on December 31, 1995 was 2,644 full time and 49 part time.

     (d) Sales, operating profit (loss), and identifiable assets as of and for the three years ended December 31, 1995 were substantially all attributable to domestic operations.

     (e) "Executive Officers of the Registrant" are described in Part III, Item 10.

ITEM 2  PROPERTIES

     (a) The Company owns and operates two refineries in Texas. The total raw materials processed at both refineries averaged 220,000 barrels per day for 1995. The Port Arthur, Texas refinery is located on 1,231 acres in Jefferson County, Texas and the Big Spring, Texas refinery is located on 1,259 acres in Howard County, Texas.

     In 1990, the plant located in Carville, Louisiana became the largest single site polystyrene manufacturing plant in the United States and the second largest in the world; total net capacity increasing to 775 million pounds per year. The Carville, Louisiana plant, and the adjacent styrene monomer plant discussed herein, are located on 358 acres in Iberville Parish, Louisiana.

     The Company owns and operates a polypropylene plant at La Porte, Texas on
76.5 acres of land in Harris County, Texas. During 1995, the throughput capacity increased to 1.4 billion pounds per year. The La Porte, Texas, plant is the largest single site polypropylene manufacturing facility in the world.

     The Company purchased a high density polyethylene plant in 1992. The plant is located in Harris County, Texas, in the Bayport area. The plant has a capacity of 420 million pounds per year and is situated on 54.7 acres of land.

     FOCC operates, for a 50% owned joint venture, a styrene monomer plant located in Carville, Louisiana. Gross production capacity is 2 billion pounds per year. This plant is the largest single site styrene production facility in the world.

     A subsidiary of the Company owns a 33% interest in a propylene splitter at Mont Belvieu, Texas, with an approximate 850 million pounds per year capacity. Approximately one-half of the output is currently supplied as raw material to the Company's La Porte polypropylene plant.

     Over 1,071 miles of crude oil gathering and mainline pipelines are owned and operated by the Company, together with 372 miles of products pipelines which are leased. The Company also owns storage terminals and owns and leases rail tank cars which are used in its distribution systems.

     During 1994, the T/T Brooklyn, a 1.5 million-barrel-capacity tanker, had its long-term lease terminated and the vessel was re-delivered to its owners.

     (b) Reserve Quantity information is shown in "Supplemental Oil and Gas Data (Unaudited)" to consolidated financial statements on pages 35 and 36 herein.

     (c) 1. Location of Reserves. The Company's major crude oil reserves are located in West Texas in the Permian Basin and the Company's major gas reserves are located in High Island A571 offshore in the Gulf of Mexico, at Mecom and LaTerre in Louisiana, and in the Texas Rio Grande Valley. All of the Company's proved oil and gas reserves are located in the United States.

        2. Reserves Reported to Other Agencies

     Total proved net oil and gas reserves as of December 31, 1994 were reported to the Energy Information Agency of the U.S. Department of Energy in May 1995 (EIA-28) in the amounts of 32 million barrels of crude oil and natural gas liquids and 348 BCF of natural gas.

     The reserve estimates reported above do not vary by more than five percent from the similar amounts reported to the SEC for the same date.

        3. Production

                                                                         FISCAL YEAR
                                                                      ENDED DECEMBER 31,
                                                                   ------------------------
                                                                    1995     1994     1993
                                                                   ------   ------   ------
    Average Wellhead Sales Price:
      Crude Oil and Condensate ($/Bbl)...........................  $15.53   $14.27   $15.66
      Natural Gas ($/MCF)........................................  $ 1.57   $ 1.85   $ 2.11
    Production (Lifting) Costs, including production severance taxes ($BOE) (natural gas converted to barrels at 6 MCF to
      1 Bbl).....................................................  $ 4.35   $ 5.28   $ 5.09

     All of the Company's production is located in the United States. Any volumes of natural gas liquids resulting from ownership of processing plant facilities are not significant.

        4. Productive Wells and Acreage

     As of December 31, 1995:

             PRODUCTIVE WELLS
------------------------------------------
     GROSS                     NET                  DEVELOPED ACREAGE
----------------        ------------------        ----------------------
 OIL        GAS          OIL         GAS           GROSS          NET
------      ----        ------      ------        --------      --------
1,829       548         459.8       212.8         730,780       268,549

        5. Undeveloped Lease Acreage

                                                                 GROSS              NET
                                                             --------------    --------------
    As of December 31, 1995................................   420,086 acres     209,167 acres

     Fee, mineral and royalty acreage was 1,035,922 net acres as of December 31, 1995.

        6. Drilling Activity

                                                                          NET WELLS
                                                                   YEAR ENDED DECEMBER 31,
                                                                  -------------------------
                                                                  1995      1994      1993
                                                                  -----     -----     -----
    Exploratory
      Productive..............................................      8.6       1.5       6.1
      Dry.....................................................      3.2       1.2       5.1
    Development
      Productive..............................................     10.9      30.1      18.0
      Dry.....................................................      3.9       1.6       3.5

        7. Present Activity as of December 31, 1995

            DRILLING WELLS IN PROGRESS
            Gross.......................................................       9
            Net.........................................................    6.86

     8. At all times the Company has contractual obligations to deliver natural gas, usually on an "as needed" basis. Therefore, contract quantities are not fixed and determinable. In May of 1989, the Company began purchasing gas produced by unaffiliated companies for resale to the Company's customers. During 1995, 180,324 MMCF of gas was purchased and resold from both affiliated and unaffiliated companies. The Company's obligations to deliver natural gas have been met.

     On December 31, 1995, the Company was obligated to deliver 5,692,865 barrels of crude oil in January 1996, 2,215,067 barrels in February, 2,388,990 barrels in March and 1,209,482 barrels in April. The Company purchases crude oil either at the lease, on the spot market or on the futures market to fulfill its commitments. The Company met its contractual obligations to date.

ITEM 3  LEGAL PROCEEDINGS

     As of December 31, 1995, neither FINA, Inc. nor any of its subsidiaries was a party to, nor was any of their property subject to, any uninsured material pending legal proceedings or claim which exceeds 10% of the current assets.

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

     2. FOCC has also been notified by the EPA that Cos-Mar, Incorporated may have some liability for the Cleve Reber Superfund site located in Ascension Parish, Louisiana. FOCC has denied any liability or connection with the site.

     3. FOCC has also been named a Potentially Responsible Party by the State of New Jersey at the Duane Marine site in Perth Amboy, New Jersey. A group of Potentially Responsible Parties, including FOCC, have agreed to conduct an investigation.

     4. A hazardous waste operating permit has been issued to the Big Spring Refinery. The permit requires an investigation of the source of any groundwater contamination and submittal of a remediation plan. Groundwater contamination has been located near the Refinery's south boundary. An interim corrective action program has been initiated for the recovery and treatment of the contamination.

     5. The EPA has listed the hazardous waste disposal area of a refinery located in El Dorado, Kansas as a superfund site under CERCLA. As a former owner of the site, FOCC would be liable for 65% of the clean-up cost. FOCC signed a consent order with the State of Kansas and the present owner of the site which recommends clean-up alternatives. The State of Kansas and the EPA have approved clean-up alternatives. The remediation program has begun. Phase I for sludge removal is complete. The bioremediation will last 2-3 years. The groundwater investigation has been completed. FOCC is awaiting further action by the State on the groundwater remediation.

     6. FOCC's Windsor, New Jersey plant was closed in 1989. Under New Jersey's closing law, surface clean-up of the site was conducted at a cost of $1,000,000. The remaining groundwater clean-up is estimated to cost $775,000 and will take a number of years to complete.

     7. FOCC has been required by the Texas Natural Resources Conservation Commission ("TNRCC") to conduct an investigation of the closed Col-Tex Refinery located near Colorado City, Texas. The site has been divided into three areas for investigation. The workplans for the investigations have been submitted to the TNRCC for approval. For a portion of the site, FOCC has covered pits which could harm birds, provided fencing around the area, and submitted a plan to stop oil from seeping into the Colorado River. The other named Potentially Responsible Parties have appealed the TNRCC's order regarding remediation to the state district court.

     8. On March 10, 1993, the United States of America ("USA"), on behalf of the Secretary of the Army and the Army Corps of Engineers ("Corps"), filed a lawsuit seeking injunctive relief requiring FOCC and others to restore and revegetate 37.5 acres of seagrass allegedly damaged during drilling. On December 16, 1993, the USA, at the request of the Corps, filed a second lawsuit seeking an injunction requiring FOCC to remove an oil wellhead and its associated structures from the Laguna Madre. The USA alleges that FOCC's drilling permit was revoked because of FOCC's failure to complete a seagrass restoration and mitigation plan acceptable to the USA. The parties continue with settlement discussions.

     9. FOCC received a letter dated December 27, 1995 from the current land owners of part of the Abilene products terminal. The letter alleges that hydrocarbon contamination has been found on their property which they attribute to the operations at the terminal. No other information is available at this time.

     0. FOCC received a letter dated November 13, 1995 from the Kansas Department of Health and Environment ("KDHE") requesting that FOCC, Pester Refinery and the Coastal Corporation sign a consent agreement to investigate the El Dorado, Kansas Refinery. Negotiations with the KDHE are underway and no cost estimates are available at this time.

     11. The Occupational Safety and Health Administration ("OSHA") issued a citation to FOCC on September 6, 1995, following an inspection of the Port Arthur Refinery. The citation alleges two violations of the Occupational Safety and Health Act and proposes a total penalty of $10,000. OSHA has classified the alleged violations as serious. FOCC timely contested the citation. The Department of Labor ("DOL") filed an administrative complaint against FOCC on October 19, 1995. FOCC timely answered and denied the material allegations in the complaint. The Oil, Chemical, and Atomic Workers union has elected party status. Settlement negotiations with the DOL are ongoing. FOCC's position is that the DOL should withdraw the citation and dismiss the complaint. A hearing before an administrative law judge is set for February 6, 1996.

     12. The Florida Department of Environmental Protection has conducted audits of three locations in Florida as part of an investigation into the repayment of disallowed credits. In two instances, final audit reports were issued with requests for repayment totaling $557,265. An initial report in the remaining audit has been issued requesting a refund of approximately $203,082. FOCC has filed requests for extension of time within which to file request for formal administrative proceedings.

     Environmental contingencies and the Company's policy regarding environmental costs are discussed in Note 13 to the consolidated financial statements, on page 30 and 31. A reserve has been established in accordance with the policy. The level of future expenditures for environmental matters, including clean-up obligations, is impossible to determine with any degree of accuracy.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1995.

                                    PART II

ITEM 5 MARKET FOR THE REGISTRANTS' COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Class A Common Stock of the Company is traded on the American Stock Exchange under the symbol FI. On February 9, 1996, there were 29,209,072 Class A Common Shares outstanding and 2,515 holders of the shares.

      COMMON STOCK MARKET PRICES BY QUARTER AND DIVIDEND PAID PER QUARTER

                                                    1995                                  1994
                                        ----------------------------       ----------------------------------
                                                            DIVIDEND                                 DIVIDEND
                                        HIGH       LOW        PAID           HIGH         LOW          PAID
                                        -----     -----     --------       --------     --------     --------
1st Quarter...........................  $41 3/4   $34 1/4     $.50           $35 7/8      $33 3/4      $.40
2nd Quarter...........................  46 3/4    40 3/4       .60           38 3/8       34 3/4        .40
3rd Quarter...........................  50 7/8    45 3/4       .60           39 7/8       37 5/8        .50
4th Quarter...........................  50 3/4    44 1/4       .60           38 1/4           32        .50

     The Stock Transfer Agent and Registrar of Stock is First Chicago Trust Company of New York, P.O. Box 2500, Jersey City, New Jersey 07303-2500.

ITEM 6  SELECTED FINANCIAL DATA

                          FINA, INC. AND SUBSIDIARIES

                    SUMMARY OF FINANCIAL AND OPERATING DATA

                                                            1995          1994          1993          1992          1991
                                                         ----------    ----------    ----------    ----------    ----------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FINANCIAL
Sales and other operating revenues.....................  $3,606,637    $3,421,112    $3,416,223    $3,397,523    $3,336,353
Depreciation, depletion, amortization, and lease
  impairment...........................................     213,964       185,961       198,341       194,804       190,947
Net earnings:
  Earnings before cumulative effect of accounting
    change.............................................     104,425       102,041        70,353        24,138        42,008
  Cumulative effect of accounting change(1)............          --            --            --       (34,320)           --
  Net earnings (loss)..................................     104,425       102,041        70,353       (10,182)       42,008
Earnings per common share:
  Earnings before cumulative effect of accounting
    change.............................................        3.35          3.27          2.26           .77          1.35
  Cumulative effect of accounting change(1)............          --            --            --         (1.10)           --
  Net earnings (loss)..................................        3.35          3.27          2.26          (.33)         1.35
Earnings prior to the adoption of SFAS 121:
  Net earnings.........................................     142,598            --            --            --            --
  Earnings per share...................................        4.57            --            --            --            --
Capital expenditures...................................     218,436       136,381       125,472       211,442       296,590
Long-term debt.........................................     496,331       531,162       740,058       890,389       840,464
Total long-term obligations............................     498,446       532,148       766,476       950,960       911,521
Total assets...........................................   2,487,718     2,493,862     2,511,353     2,924,475     2,916,341
Stockholders' equity...................................   1,178,057     1,144,807     1,098,827     1,076,966     1,135,923
Cash dividends per share...............................        2.30          1.80          1.60          1.60          1.60
Average shares outstanding.............................      31,198        31,188        31,180        31,126        31,059
OPERATIONS
Crude oil, condensate, and natural gas liquids produced
  (in thousands of net barrels)........................       3,749         4,556         5,905         7,164         7,681
Natural gas produced (in millions of cubic feet).......      52,119        52,864        67,924        75,589        74,359
Natural gas sold (in millions of cubic feet)...........     190,926       259,515       204,449       178,712       131,978
Total refinery throughput (barrels per day)............     220,000       215,000       198,000       187,000       175,000
Major petrochemicals and plastics sold (millions of
  pounds)..............................................       3,000         3,200         3,000         2,700         2,500
Company-branded service stations.......................       2,702         2,607         2,675         2,644         2,919
Undeveloped leasehold acreage (net)....................     209,167       189,723       203,734       257,836       311,382
Fee, mineral, and royalty acreage (net)................   1,035,922     1,036,342     1,045,108     1,056,963     1,052,984
Employees (year-end)...................................       2,693         2,770         3,224         3,369         3,665

---------------

(1) Cumulative effect to January 1, 1992 of change in accounting for postretirement benefits other than pensions.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF FINANCIAL INFORMATION

     Net income prior to an accounting change was $143 million for 1995. After the effect of Financial Accounting Standard No. 121, Fina's net income for 1995 was $104 million compared to $102 million in 1994 and $70 million in 1993. Net income for 1994 includes $13 million of gain from sale of assets and $33 million of inventory gains, after-tax, related to improved crude, product and chemical prices since the beginning of the year. These gains were partially offset by a $30 million after-tax charge for establishment of reserves for various contingencies including $12.8 million after-tax for future environmental remediation projects. Net income for 1993 included a $75 million after-tax gain from sale of assets and a $33 million after-tax charge to state inventories at the lower of LIFO cost or market.

     The Company declared a two-for-one stock split with a May 2, 1995 record date and reduced the par value of both Class A and Class B Common Stock from $1.00 to 50 cents per share. Per share amounts and earnings per share have been adjusted consistent with the stock split. At record date, outstanding Class A

Common Stock increased from 14,595,269 to 29,190,538 shares and outstanding Class B Common Stock increased from 1 million to 2 million shares.

     During the fourth quarter of 1995, the Company adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", ("SFAS 121") which resulted in a before-tax addition of $58,723,000 to depreciation, depletion and amortization expense. After tax, the additional charge was $38,173,000 or $1.22 per share. Under SFAS 121, the Company now evaluates impairment of exploration and production assets on a field-by-field basis rather than using a one country cost center for its proved properties. On this basis, certain fields are impaired because they are not expected to recover their entire carrying value from future cash flows. In addition to the change in grouping of proved properties, the value of certain marketing assets in the Company's Downstream business were also impaired under SFAS 121. As a result, the Company recognized a non-cash, pre-tax charge of $52,523,000 related to its exploration and production assets and $6,200,000 related to its marketing assets. The fair values of the impaired assets were determined by using the present value of expected future cash flows for the oil and gas properties and sales prices for similar assets for marketing assets. If estimated future cash flows are not achieved with respect to certain fields, further writedowns may be required.

     Earnings per common share in 1995, after SFAS 121, were $3.35 compared to $3.27 in 1994 and $2.26 in 1993. Stockholders' equity was $1.2 billion, or $37.75 per common share, in 1995 compared to $1.1 billion, or $36.70 per common share, in 1994 and $1.1 billion, or $35.23 per common share, in 1993. The increase in stockholders' equity in 1995, 1994 and 1993 was attributable to net income after payment of annual dividends of $2.30 per share in 1995, $1.80 per share in 1994 and $1.60 per share in 1993.

     Sales and other operating revenues for 1995 were $3.6 billion compared to $3.4 billion in 1994 and in 1993, a 5.4% increase primarily due to higher chemicals prices and higher refining volumes.

     Total assets in 1995 and 1994 remained constant at $2.5 billion. Total assets decreased by $413 million in 1993 from 1992. The decrease in 1993 was principally due to price and volume related inventory declines, depreciation, depletion and amortization in excess of capital expenditures and a decrease in receivables. Book value of assets sold, excluding receivables, was $58.4 million in 1993.

     Cost of raw materials and products purchased and direct operating expenses as a percent of sales and other operating revenues were relatively constant for 1995, 1994 and 1993.

     Selling, general and administrative expenses increased over the prior year because of a net reduction in 1994 from receipt of insurance proceeds.

     Interest expense remained relatively constant in 1995 and 1994, but decreased from 1993 to 1994 primarily because of decreased debt levels and lower interest rates on floating interest rate debt.

     Interest and other income for 1995 includes a loss of $6.2 million, for 1994 includes an $18.8 million gain and for 1993 includes a $106.6 million gain. Each year of the three-year period the gain or loss was primarily related to sales from exploration and production properties.

     Long-term obligations less current installments were $498 million at year-end 1995, compared to $532 million at the end of 1994 and $766 million in 1993. Total debt was $554 million at year-end 1995, compared to $650 million at year-end 1994 and $811 million at year-end 1993. The principal paydown was primarily from operating income, working capital reductions, and the proceeds from asset sales, as part of the plan to reduce debt.

     Crude oil and refined products and chemicals are priced at the lower of cost (last-in, first-out, "LIFO") or market on an aggregate basis. Materials and supplies are priced at average cost, not in excess of market; in the case of material salvaged, an allowance is made for obsolescence and depreciation. Because of declines in the price of crude oil and refined products, the Company recorded a valuation reserve in 1993 of $47,048,000 pre-tax to reduce the LIFO cost of inventory to net realizable value. The price of crude oil, petroleum products and chemicals increased in 1994 allowing restoration through income of the full amount of the reserve established in 1993. The excess of replacement cost of crude oil and refined products and chemicals over LIFO cost at December 31, 1995 was approximately $7.4 million.

     The impact of the various lines of business on the financial position and results of operations is discussed in the following text under appropriate operating unit subheadings.

  Exploration and Production and Natural Gas Marketing

     Revenues and earnings (loss) before interest and income tax were $352.9 million and ($66.9 million), $549.2 million and ($3.4 million) and $519.8 million and $121.1 million for 1995, 1994 and 1993, respectively.

     Exploration and production earnings before interest and taxes decreased primarily due to the effect of SFAS 121, a non-cash, pre-tax charge of $52.5 million related to exploration and production assets. Asset sales gains were $12.7 million in 1994 and $101.8 million in 1993.

     Average crude oil, condensate and natural gas liquids production was 3.7 million barrels in 1995, a decline from 4.6 net million barrels in 1994 because of natural declines, divestitures and limited drilling. Natural gas production in 1995 was 52.1 billion cubic feet and 52.9 billion cubic feet in 1994.

     Average wellhead prices for crude rose $1.26 per barrel to $15.53 in 1995. Average wellhead prices for natural gas were $1.57 per MCF in 1995 down from $1.85 per MCF in 1994.

     Reserve additions were 12.3 million barrels oil equivalent. Finding and development costs in 1995 were $6.03 per barrel oil equivalent compared to $19.18 in 1994 and $15.99 in 1993. Lifting costs, at $4.35 per barrel oil equivalent were down from $5.28 in 1994.

     The Company participated in 11.8 net exploratory wells, compared to 2.7 in 1994 and 11.2 in 1993. The success rate was 73% compared to 56% in 1994 and 54% in 1993.

     Natural Gas Marketing sales volumes of 523 million cubic feet per day in 1995 decreased 26% compared to 1994.

  Refining, Marketing, Supply & Transportation

     Revenues and earnings (loss) before interest and income tax were $2.2 billion and ($4.7 million), $2.0 billion and $47.2 million, and $2.1 billion and ($8.3 million) for 1995, 1994 and 1993, respectively.

     Major earnings factors included lower industry refining margins, three utility company power failures, and a scheduled maintenance shutdown of the reformer/aromatics complex at the Port Arthur, Texas refinery. These factors were partially offset by higher refining throughputs, improved yields and lower operating costs.

     Refining margins were disappointing, specifically the fuels margin which were 26 cents per barrel below 1994, which was a very low year. Aromatics margins were strong in the first half of 1995. This was especially helpful at the Port Arthur, Texas refinery where the Company is among the industry leaders in aromatics production compared to crude throughput. Overall, poor industry margins continued to negatively affect earnings and mask significant improvements in refining operations.

     Refinery operations in 1995 include a new record throughput of 220,000 barrels per day.

     During 1995, the sales of 43 surplus marketing properties and the main line portion of the Fin-Tex Pipeline system were completed. During first quarter 1996, the sale of the Fin-Tex Harbor Island Terminal was completed. No material book effect occurred.

  Chemicals

     Revenues and earnings before interest and income taxes were $1.1 billion and $290.6 million, $890.3 million and $164.4 million and $794.8 million and $53.7 million for 1995, 1994 and 1993, respectively.

     Chemicals was the largest contributor to earnings, as margins for the Company's products continued to increase. In 1995, capital improvements were realized which increased capacity 5% for styrene, 6% for polystyrene and 42% for polypropylene.

     Total chemical sales volumes were down 4.5% versus the prior year primarily due to limitations caused by expansion tie-ins and equipment downtimes in each plant.

     In first quarter 1995 a project increased capacity on all production lines of the polystyrene plant in Carville, Louisiana, and increased annual polystyrene capacity by 45 million pounds, to 775 million pounds. FINA also will build a new 250 million pound crystal polystyrene production line utilizing proprietary technology at the Carville site. It will commence operations in the second quarter of 1996 and will increase total polystyrene capacity to 1.025 billion pounds per year, making the Carville plant the largest single site polystyrene facility in the world.

     An expansion at the LaPorte Polypropylene Plant to increase capacity by 400 million pounds per year was completed in the fourth quarter of 1995 ahead of schedule and below budget. After completion, at a capacity of 1.4 billion pounds per year, it is the largest polypropylene plant in the world. The expansion makes the Company the third largest polypropylene producer in the United States.

     Sigma Coatings, a manufacturer of paint and industrial coatings was sold in 1993 to an affiliate of PetroFina S.A. for $7.8 million plus working capital. No gain or loss was recorded.

ENVIRONMENTAL MATTERS

     The Company was contingently liable at December 31, 1995, under pending lawsuits and other claims, some of which involved substantial sums. Considering certain liabilities that have been set up for the lawsuits and claims, and the difficulty in determining the ultimate liability in some of these matters, internal counsel is of the opinion that the amounts, if any, that ultimately might be due in connection with such lawsuits and claims would not have a material adverse effect upon the Company's consolidated financial condition.

     The Company is subject to loss contingencies pursuant to federal, state and local environmental laws and regulations. These regulations, which are currently changing, regulate the discharge of materials into the environment and may require the Company to include existing and possible future obligations to investigate the effects of the release or disposal of certain petroleum, chemical and mineral substances at various sites; to remediate or restore these sites; to compensate others for damage to property and natural resources and for remediation and restoration costs. These possible obligations relate to sites owned by the Company or others and associated with past or present operations, including sites at which the Company has been identified as a Potentially Responsible Party ("PRP") under the federal Superfund laws and comparable state laws. The Company is currently participating in environmental investigations, assessments and cleanups under these regulations at federal Superfund and state-managed sites, as well as other cleanup sites, including operating and closed refineries, chemical facilities, service stations and terminals. The Company may in the future be involved in additional environmental investigations, assessments and cleanups. The amount of such future costs will depend on such factors as the unknown nature and contamination at many sites, the unknown timing, extent and method of the remedial actions which may be required and the determination of the Company's liability in proportion to other responsible parties.

     Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefit are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. The Company has accrued for environmental remediation obligations of $20,856,000 at December 31, 1995. These liabilities have not been reduced for probable recoveries from third parties. Substantially all amounts accrued are expected to be paid out over the next five to six years. The level of future expenditures for environmental remediation obligations is impossible to determine with any degree of probability. In 1995, the Company expended $86,535,375 for ongoing environmental administration and maintenance activities, health and safety, remediation obligations, superfund taxes, capital expenditures for environmental protection and compliance with federal, state and local environmental laws and regulations. Total environmental cash expenditures at the Company's operating locations are expected to increase over the next several years as the Company complies with present and future regulatory requirements. These costs will be incurred over an extended period of time. Estimated capital expenditures for 1996 related to environmental matters are $18,351,000.

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

     The Company and Cos-Mar Company, a joint venture for which the Company acts as operator, have been named as Potentially Responsible Parties for a Superfund site, the Brio site, in Harris County, Texas. The Company and Cos-Mar, along with other Potentially Responsible Parties, have signed a consent decree with the EPA, agreeing to treat or remove certain hazardous substances. FOCC's share of the cleanup costs, both individually and as 50% owner of Cos-Mar, is $395,000.

     The EPA has listed the hazardous waste disposal area of a refinery located in El Dorado, Kansas, as a Superfund site. As a former owner of the site, the Company would be liable for 65% of the cleanup cost. The Company signed a consent order with the State of Kansas and the present owner of the site which recommends cleanup alternatives. The remediation program has begun and sludge removal is complete.

     In response to an Administrative Order from the Texas Natural Resources Conservation Commission to 9 PRPs, the Company agreed to conduct an investigation of a closed refinery located near Colorado City, Texas. The other named PRPs have appealed the order. A comprehensive investigation of the site is now underway. The Company also operates a hydrocarbon abatement system, which captures contaminated groundwater before it reaches the Colorado River.

     A hazardous waste operating permit issued to the Big Spring, Texas refinery requires an investigation of the sources of soil and groundwater contamination at the site. An environmental assessment of inactive waste management units is ongoing, and widespread on site and off site groundwater contamination has been confirmed. The Company has taken action to define the extent of contamination and has initiated interim groundwater recovery. The design of a full-scale groundwater collection and treatment system has been completed and the system is currently being installed.

CAPITAL RESOURCES AND LIQUIDITY

     The Company's cash liquidity requirements for working capital, capital expenditures, acquisitions and debt reductions over the past three years were financed primarily by a combination of funds generated from operations, borrowings and dispositions of assets.

     The Company had working capital of $144.5 million at December 31, 1995, $115.7 million at December 31, 1994 and $164.9 million at December 31, 1993.

     Cash flow from operations was $366.2 million in 1995, $275.4 million in 1994 and $378.3 million in 1993. The 1995 cash flow from operations increased primarily because of stronger earnings and improved receivables and payables management. The 1994 cash flow from operations decreased primarily because of an increase in inventories and accounts receivable. The 1993 cash flow from operations increased primarily because of substantial decreases in inventories, and accounts receivable, including an $80 million sale of accounts receivable during 1993.

     The Company furthered its debt reduction plan and, as a result, total debt at year-end 1995 was reduced to $554 million from a level of $1.24 billion during the first quarter of 1993. Debt was reduced primarily with proceeds from the sale of assets and funds from operations. The majority stockholder of the Company has not been the principal lender in the past three fiscal years.

     In 1993, the Company entered into long-term note agreements with certain insurance companies that provided for unsecured borrowings aggregating $275 million under Series A, Series B, and Series C Senior Notes. Proceeds from these notes were used to repay other debt.

     The Company has an unsecured revolving credit facility with a group of banks in the amount of $450 million since December 31, 1993. Under the facility, the Company has available credit in an amount of $400 million through May 2000. Fifty million dollars of borrowings were outstanding under this facility at December 31, 1995.

     The Company paid dividends of $2.30 per share in 1995, $1.80 per share in 1994 and $1.60 per share in 1993.

     The Company believes that cash provided by operations, together with borrowings available under the revolving credit facility with banks, will be sufficient to fund the Company's working capital requirements, capital expenditures, principal, interest and dividends.

  Capital Expenditures

                                                           1995          1994        1993
                                                         --------      --------    --------
                                                                   (IN THOUSANDS)
    Exploration, Production and Natural Gas............  $ 55,606      $ 49,299    $ 30,665
    Refining, Marketing, and Supply and
      Transportation...................................    42,234        48,817      86,233
    Chemicals..........................................   113,911        33,579       7,226
    Corporate and Other................................     6,685         4,686       1,348
                                                         --------      --------    --------
              Total....................................  $218,436      $136,381    $125,472

     1995 capital expenditures were 60% above 1994. Projected capital expenditures in 1996 are $209 million.

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

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          FINA, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                                        PAGE
                                                                                        ----
Independent Auditors' Report..........................................................   14
Consolidated Balance Sheet -- December 31, 1995 and 1994..............................   15
Consolidated Statement of Operations -- Three years ended December 31, 1995...........   16
Consolidated Statement of Stockholders' Equity -- Three years ended December 31,
  1995................................................................................   17
Consolidated Statement of Cash Flows -- Three years ended December 31, 1995...........   18
Notes to Consolidated Financial Statements............................................   19
Schedule II -- Consolidated Valuation and Qualifying Accounts -- Three years ended
  December 31, 1995...................................................................   36

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FINA, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in note 6 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1995.

                                            KPMG Peat Marwick LLP

Dallas, Texas
January 26, 1996

                          FINA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1995 AND 1994
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                         1995           1994
                                                                      ----------     ----------
Current assets:
  Cash and cash equivalents.........................................  $    7,271     $    3,533
  Accounts and notes receivable, less allowance for doubtful
     receivables of $6,711 in 1995 and $7,201 in 1994...............     336,246        365,614
  Inventories.......................................................     301,496        286,538
  Deferred Federal income taxes.....................................      30,455         21,381
  Prepaid expenses and other current assets.........................      12,963          9,013
                                                                      ----------     ----------
          Total current assets......................................     688,431        686,079
                                                                      ----------     ----------
Investments in and advances to affiliates...........................      17,669         16,754
Net property, plant, and equipment, at cost, (successful efforts
  method for oil and gas properties)................................   1,662,887      1,691,062
Deferred charges and other assets, at cost less applicable
  amortization......................................................     118,731         99,967
                                                                      ----------     ----------
                                                                      $2,487,718     $2,493,862
                                                                      ==========     ==========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short term obligations............................................  $   20,000     $   57,000
  Current installments of long term debt and lease obligations......      35,474         61,014
  Accounts payable..................................................     368,008        352,123
  Accrued liabilities...............................................     120,447        100,264
                                                                      ----------     ----------
          Total current liabilities.................................     543,929        570,401
                                                                      ----------     ----------
Long term debt and lease obligations, excluding current
  installments......................................................     498,446        532,148
Deferred Federal income taxes.......................................     177,229        159,704
Other deferred credits and liabilities..............................      90,057         86,802
Stockholders' equity:
  Preferred stock of $1 par value. Authorized 4,000,000 shares; none
     issued.........................................................          --             --
  Class A common stock of $.50 par value. Authorized 38,000,000 shares; issued 29,207,572 shares in 1995 and 29,189,404 shares
     in 1994........................................................      14,604         14,595
  Class B common stock of $.50 par value. Authorized and issued
     2,000,000 shares...............................................       1,000          1,000
Additional paid-in capital..........................................     450,601        450,029
Retained earnings...................................................     711,852        679,183
                                                                      ----------     ----------
          Total stockholders' equity................................   1,178,057      1,144,807
                                                                      ----------     ----------
Commitments and contingencies
                                                                      $2,487,718     $2,493,862
                                                                      ==========     ==========

          See accompanying notes to consolidated financial statements.

                          FINA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      THREE YEARS ENDED DECEMBER 31, 1995
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          1995          1994          1993
                                                        ---------     ---------     ---------
Revenues:
  Sales and other operating revenues................... $3,606,637    $3,421,112    $3,416,223
  Interest and other income, net.......................    (11,111)       15,987       103,605
                                                         ----------    ----------    ----------
                                                         3,595,526     3,437,099     3,519,828
                                                         ----------    ----------    ----------
Costs and expenses:
  Cost of raw materials and products purchased.........  2,673,521     2,525,139     2,637,843
  Direct operating expenses............................    361,711       398,269       375,879
  Selling, general and administrative expenses.........     86,247        78,054        88,749
  Taxes, other than on income..........................     43,533        44,562        52,101
  Dry holes and abandonments...........................     12,638         8,156        15,844
  Depreciation, depletion, amortization and lease
     impairment (1995 includes $58,723 for adoption of
     SFAS 121).........................................    213,964       185,961       198,341
  Interest.............................................     50,707        47,023        58,190
  Less interest capitalized............................     (7,873)       (2,422)       (3,234)
                                                         ----------    ----------    ----------
                                                         3,434,448     3,284,742     3,423,713
                                                         ----------    ----------    ----------
          Earnings before income taxes.................    161,078       152,357        96,115
                                                         ----------    ----------    ----------
Income taxes:
  Current:
     Federal...........................................     39,401        23,351        28,807
     State.............................................      8,801         2,750         1,600
  Deferred -- Federal..................................      8,451        24,215        (4,645)
                                                         ----------    ----------    ----------
                                                            56,653        50,316        25,762
                                                         ----------    ----------    ----------
          Net earnings.................................  $ 104,425     $ 102,041     $  70,353
                                                         ==========    ==========    ==========
Earnings per common share:.............................  $    3.35     $    3.27     $    2.26
                                                         ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                          FINA, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      THREE YEARS ENDED DECEMBER 31, 1995
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                     COMMON STOCK
                                                   ----------------   ADDITIONAL                  TOTAL
                                       PREFERRED             CLASS     PAID-IN     RETAINED   STOCKHOLDERS'
                                         STOCK     CLASS A     B       CAPITAL     EARNINGS      EQUITY
                                       ---------   -------   ------   ----------   --------   -------------
Balance at December 31, 1992.........   $    --    $14,572   $1,000    $ 448,576   $612,818    $1,076,966
Shares issued in connection with
  employee benefit plans, 43,410
  shares.............................        --         22       --        1,376         --         1,398
Net earnings.........................        --         --       --           --     70,353        70,353
Dividends paid, $1.60 per share......        --         --       --           --    (49,890)      (49,890)
                                         ------    -------   ------     --------   --------    ----------
Balance at December 31, 1993.........        --     14,594    1,000      449,952    633,281     1,098,827
Shares issued in connection with
  employee benefit plans, 2,400
  shares.............................        --          1       --           77         --            78
Net earnings.........................        --         --       --           --    102,041       102,041
Dividends paid, $1.80 per share......        --         --       --           --    (56,139)      (56,139)
                                         ------    -------   ------     --------   --------    ----------
Balance at December 31, 1994.........        --     14,595    1,000      450,029    679,183     1,144,807
Shares issued in connection with
  employee benefit plans, 18,168
  shares.............................        --          9       --          632         --           641
Expenses from stock split............        --         --       --          (60)        --           (60)
Net earnings.........................        --         --       --           --    104,425       104,425
Dividends paid, $2.30 per share......        --         --       --           --    (71,756)      (71,756)
                                         ------    -------   ------     --------   --------    ----------
Balance at December 31, 1995.........   $    --    $14,604   $1,000    $ 450,601   $711,852     $1,178,057
                                         ======    =======   ======     ========   ========    ==========

          See accompanying notes to consolidated financial statements.

                           FINA, INC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      THREE YEARS ENDED DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                                              1995         1994          1993
                                                            ---------    ---------    -----------
Cash flows from operating activities:
  Net earnings...........................................   $ 104,425    $ 102,041    $    70,353
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Depreciation, depletion, amortization, lease
       impairment and abandonments.......................     214,952      190,044        210,055
     Net equity in losses of affiliates..................       4,713        6,269          5,504
     Loss (gain) on sale of assets.......................       6,245      (18,768)      (106,603)
     Deferred income taxes...............................       8,451       24,215         (4,645)
     Changes in assets and liabilities:
       Accounts and notes receivable.....................      29,368      (72,345)       148,241
       Inventories.......................................     (14,958)     (22,002)       102,982
       Prepaid expenses and other current assets.........      (3,950)       1,947          4,539
       Accounts payable and accrued liabilities..........      36,068       55,235        (43,408)
       Other.............................................     (19,140)       8,741         (8,728)
                                                            ---------    ---------      ---------
          Net cash provided by operating activities......     366,174      275,377        378,290
                                                            ---------    ---------      ---------
Cash flows from investing activities:
  Additions to property, plant and equipment.............    (213,142)    (133,928)      (121,899)
  Proceeds from sales of assets..........................      23,751       68,170        165,288
  Proceeds from sale of notes receivable.................          --           --         34,337
  Investments in and advances to affiliates..............      (7,582)      (3,430)        (6,369)
  Dividends received in excess of equity in earnings of
     affiliates..........................................       1,954       10,699          1,261
                                                            ---------    ---------      ---------
          Net cash provided by (used in) investing
            activities...................................    (195,019)     (58,489)        72,618
                                                            ---------    ---------      ---------
Cash flows from financing activities:
  Additions to long term debt and lease obligations......     127,451       52,040      1,018,781
  Payments of long term debt and lease obligations.......    (186,693)    (236,610)    (1,352,750)
  Net change in short term obligations...................     (37,000)      24,000        (70,000)
  Issuance of common stock...............................         581           78          1,398
  Dividends paid.........................................     (71,756)     (56,139)       (49,890)
                                                            ---------    ---------      ---------
          Net cash used in financing activities..........    (167,417)    (216,631)      (452,461)
                                                            ---------    ---------      ---------
Net increase (decrease) in cash and cash equivalents.....       3,738          257         (1,553)
Cash and cash equivalents at beginning of year...........       3,533        3,276          4,829
                                                            ---------    ---------      ---------
Cash and cash equivalents at end of year.................   $   7,271    $   3,533    $     3,276
                                                            =========    =========      =========

          See accompanying notes to consolidated financial statements.

                          FINA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) GENERAL

     FINA, Inc. and subsidiaries (the Company) is a fully integrated energy company. The Company's principal lines of business are crude oil and natural gas exploration and production and natural gas marketing ("Upstream"); petroleum products refining, supply and transportation and marketing ("Downstream"); and chemicals manufacturing and marketing ("Chemicals"). The principal markets for refined products are domestic wholesale and retail markets while natural gas is sold primarily to domestic marketers and local distribution companies. Petrochemical and plastic products are primarily sold to domestic manufacturers of fiber, film, packaging and consumable products. Raw materials are readily available and the Company is not dependant upon a single supplier or a few suppliers.

     Class A and Class B common stock are identical in all respects except on any vote for the election of directors. The holders of record of the Class B Common Stock are entitled to elect the smallest number comprising more than half of the directors to be elected and the remaining directors are elected by the holders of record of the Class A Common Stock voting separately as a class. Petrofina Delaware, Incorporated (PDI) owns 100% of the Class B common stock and approximately 85% of the Class A common stock. PetroFina S.A. (Petrofina), a Belgian publicly-held corporation, owns 100% of American Petrofina Holding Company which owns 75% of the stock of PDI. The remaining 25% of PDI's stock is owned by Petrofina.

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

     The indirect method is used to present cash flows from operating activities. Additional cash flow information follows:

                                                               1995       1994       1993
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
    Interest paid, net of amounts capitalized...............  $45,249    $44,807    $52,101
                                                              =======    =======    =======
    Income taxes paid, net of refunds received..............  $38,132    $33,001    $14,344
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

(E) INVENTORIES

     Crude oil and refined products and chemicals are priced at the lower of cost (last-in, first-out) (LIFO) or market on an aggregate basis. Materials and supplies are priced at average cost, not in excess of market; in the

                          FINA, INC. AND SUBSIDIARIES
case of material salvaged, an allowance is made for obsolescence and depreciation. Because of price declines in crude oil and refined products in 1993, a valuation reserve of $47,048,000 was established to reduce the LIFO cost of inventory to net realizable value. As prices increased in 1994 the valuation reserve was eliminated. The excess of replacement cost of crude oil and refined products and chemicals over LIFO cost was $7,356,000 at December 31, 1995 and $8,262,000 at December 31, 1994.

     Certain inventory quantities were reduced, resulting in liquidations of LIFO inventory which decreased pretax earnings by approximately $4,400,000 in 1995 and $5,600,000 in 1994.

     A summary of inventories follows:

                                                                     DECEMBER 31
                                                           --------------------------------
                                                             1995        1994        1993
                                                           --------    --------    --------
                                                                    (IN THOUSANDS)
    Crude oil and refined products and chemicals.........  $267,907    $250,808    $225,286
    Materials and supplies...............................    33,589      35,730      39,250
                                                           --------    --------    --------
                                                           $301,496    $286,538    $264,536
                                                           ========    ========    ========

(F) PROPERTY, PLANT AND EQUIPMENT

     Oil and gas properties are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 19. Costs to acquire mineral interests in oil and gas properties, to drill exploratory wells that find proved reserves and to drill and equip development wells are capitalized. Geological and geophysical costs and costs to drill exploratory wells that do not find proved reserves are expensed.

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

(G) RESEARCH AND DEVELOPMENT

     Research and development costs, which are expensed as incurred, amounted to $13,208,000 in 1995, $12,932,000 in 1994 and $12,233,000 in 1993.

(H) INCOME TAXES

     Income taxes are accounted for pursuant to SFAS 109 "Accounting for Income Taxes." The Company files a consolidated Federal income tax return with PDI and its affiliates. Under the terms of the tax sharing agreement with PDI, the Company is allocated Federal income taxes on a separate return basis.

                          FINA, INC. AND SUBSIDIARIES

(I) EARNINGS PER COMMON SHARE

     Earnings per common share is based on the weighted average number of outstanding shares. Shares issuable upon the exercise of stock options are excluded from the computation since their effect is insignificant. The Company declared a two-for-one stock split with a May 2, 1995 record date and reduced the par value of both Class A and Class B stock from $1 to 50 cents per share. Share and per share amounts in the accompanying financial statements and notes thereto have been adjusted retroactively to reflect the stock split.

(J) FINANCIAL INSTRUMENTS

     The Company utilizes derivative financial instruments to manage market risks and reduce its exposure resulting from fluctuations in interest rates and the prices of crude oil, refined products and natural gas. Derivative instruments used include swap agreements, futures and options contracts and forward purchase commitments. Gains and losses related to qualifying hedges are deferred and included in the measurement of the related transaction, when the hedged transaction occurs. Realized and unrealized changes in the fair value of the remaining derivative financial instruments and forward commitments are recognized in income in the period in which the change occurs. The Company's practice is to not hold or issue financial instruments for trading purposes.

     Instruments are either exchange-traded or with counterparties of high credit quality; therefore, the risk of nonperformance by the counterparties is considered to be negligible. Additional information regarding financial instruments is shown in Note 4.

(K) USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2) PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment follows:

                                                                         DECEMBER 31
                                                                  -------------------------
                                                                     1995           1994
                                                                  ----------     ----------
                                                                  (IN THOUSANDS)
    Proved oil and gas properties...............................  $  905,554     $  906,738
    Unproved oil and gas properties.............................     232,085        254,998
    Refining and marketing facilities...........................   1,342,609      1,332,412
    Chemical facilities.........................................     449,034        343,577
    Pipelines...................................................      75,126         82,976
    Other.......................................................      47,124         40,624
                                                                  ----------     ----------
                                                                   3,051,532      2,961,325
    Less accumulated depreciation, depletion, amortization and
      lease impairment..........................................   1,388,645      1,270,263
                                                                  ----------     ----------
                                                                  $1,662,887     $1,691,062
                                                                  ==========     ==========

                          FINA, INC. AND SUBSIDIARIES

     Property, plant and equipment includes capitalized lease obligations and related accumulated depreciation of $8,102,000 and $4,823,000 at December 31, 1995 and $4,653,000 and $3,866,000 at December 31, 1994.

(3) CURRENT AND LONG TERM DEBT

     Short term obligations include $20,000,000 and $2,000,000 to various banks, at December 31, 1995 and 1994, respectively, and bear interest at weighted average rates of 5.85% and 6.15%, respectively. Short term obligations include $55,000,000 due to PDI at December 31, 1994.

     A summary of long term debt follows:

                                                                          DECEMBER 31
                                                                     ---------------------
                                                                       1995         1994
                                                                     --------     --------
                                                                     (IN THOUSANDS)
    6.64% Series A Senior Notes, due May 1, 2000...................  $117,000     $117,000
    7.13% Series B Senior Notes, due May 1, 2002...................   125,000      125,000
    7.57% Series C Senior Notes, due May 1, 2003...................    33,000       33,000
    Notes under revolving credit agreement with PDI, due in 1997
      (6.24% at December 31, 1995).................................   150,000      100,000
    Note to PDI....................................................        --       75,000
    Other..........................................................   105,579      141,359
                                                                     --------     --------
              Total long term debt.................................   530,579      591,359
    Less current installments of long term debt....................    34,248       60,197
                                                                     --------     --------
              Long term debt, excluding current installments.......  $496,331     $531,162
                                                                     ========     ========

     The Company has a $400,000,000 revolving bank credit facility through May 2000 of which $50,000,000 was outstanding under the facility at December 31, 1995. The Company intends to use borrowings under this facility and a credit facility with PDI to finance the repayment of $50,000,000 of short term obligations due to various banks and has classified these borrowings as long term debt at December 31, 1995. Borrowings under the credit facilities bear interest at various market rate options.

     The Senior Notes, a note payable to a bank, the bank revolving credit facility and the PDI loan agreements contain provisions that limit mergers and sales of assets, limit the incurrence of indebtedness and restrict payments to stockholders. No material amounts of current and long term debt are collateralized by Company assets.

     Letters of credit are maintained with various banks, aggregating $34,777,000 at December 31, 1995; principally for pollution control and worker's compensation obligations.

     The aggregate maturities of long term debt and capitalized lease obligations for the five years ending December 31, 2000 are as follows:
1996 -- $35,474,000; 1997 -- $186,398,000; 1998 -- $62,529,000; 1999 --
$53,619,000; and 2000 -- $98,400,000.

(4) FINANCIAL INSTRUMENTS AND FAIR VALUES

     The Company uses swap agreements, futures and options contracts and forward purchase commitments to reduce its exposure to fluctuations in interest rates and in the prices of crude oil, refined products and natural gas.

     Interest rate swap agreements are used to help manage interest rate exposure. Amounts to be paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the

                          FINA, INC. AND SUBSIDIARIES
life of the swap agreements as an adjustment to interest expense. The related amounts payable to, or receivable from, the counterparties are included in other accrued liabilities. The fair value of the swap agreements was not recognized in the consolidated financial statements since they are accounted for as hedges. These swap agreements expire at various dates through 2003 and effectively convert an aggregate principal amount of $105,000,000 of fixed rate, long term debt into variable rate borrowings and $100,000,000 of variable rate borrowings to fixed. The variable interest rates are based on 3 month and 6 month LIBOR rates. At December 31, 1995 and 1994, the weighted average variable interest rates under these agreements were 5.9% and 6.19%, respectively, and fixed rates were 6.5% and 6.3%, respectively.

     The estimated fair value of the swap agreements, based on current market rates, approximated a net payable of $815,000 and $9,898,000 at December 31, 1995 and 1994, respectively. Exposure to credit loss could occur when the fair value of the agreements is a net receivable. The outstanding borrowings due to PDI and various banks bear interest at current market rates and thus, the carrying amount of debt approximates estimated fair value. The estimated fair value of the debt instruments that bear interest at fixed rates was $331,000,000 ($320,000,000 carrying value) at December 31, 1995, and $348,000,000
($379,000,000 carrying value) at December 31, 1994.

     The Company hedges crude oil, refined products and natural gas future purchases and sales commitments. The Company also uses derivative financial instruments to reduce financial exposure from price changes related to anticipated crude oil purchases and refined product and natural gas sales. At December 31, 1995 and 1994, the Company had futures contracts to sell crude oil and refined products in the amount of $13,661,000 and $26,930,000, respectively, and forward contracts to purchase crude oil and refined products of $46,323,000 and $60,536,000, respectively. The estimated fair value and carrying value of these outstanding contracts were a net receivable of $62,000 and $683,000 at December 31, 1995 and 1994, respectively. The estimated fair values of the futures and forward contracts are based on quoted market prices. The Company recognizes realized and unrealized gains and losses on these contracts in income in the period in which the change occurs. These contracts generally have maturities of one year or less. Crude and refined product forward and purchase contracts are used to facilitate the supply of crude to the Company's refineries and sales of refined products while attempting to minimize price risk. Derivative financial instruments related to natural gas activities were not significant at December 31, 1995 and 1994. Market value is not readily determinable for certain investments in equity securities and long term receivables with a carrying value of $36,572,000 and $32,131,000 at December 31, 1995 and 1994, respectively. The reported amounts of cash equivalents, short term receivables and payables and short term debt approximate fair value due to their short maturities.

(5) INCOME TAXES

     Actual income tax expense differs from the "normal" income tax expense at U.S. statutory rates as follows:

                                                               1995       1994       1993
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
    Computed income tax expense (at U.S. statutory rates)...  $56,377    $53,325    $33,641
    State income taxes, net of Federal benefit..............    5,721      1,788      1,040
    Tax-free benefits and dividends on Company owned life
      insurance.............................................   (2,358)    (3,141)    (3,352)
    Section 29 credit.......................................   (2,280)    (2,088)    (7,393)
    Change in temporary differences due to 1994 tax rate
      change................................................       --         --      4,565
    Miscellaneous items.....................................     (807)       432     (2,739)
                                                              -------    -------    -------
                                                              $56,653    $50,316    $25,762
                                                              =======    =======    =======

                          FINA, INC. AND SUBSIDIARIES

     The tax effects of the primary temporary differences giving rise to the deferred Federal income tax assets and liabilities as determined under SFAS 109 are as follows:

                                                                          DECEMBER 31
                                                                     ---------------------
                                                                       1995         1994
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Deferred income tax assets:
      Employee benefits............................................  $  2,955     $  5,875
      Basis in inventories.........................................     5,845        7,519
      Provision for losses.........................................     4,910        9,783
      Alternative minimum tax credit carryforwards.................    43,816       59,943
      Miscellaneous items..........................................     9,993        6,771
                                                                     --------     --------
              Total deferred income tax assets.....................    67,519       89,891
                                                                     --------     --------
    Deferred income tax liabilities:
      Property, plant and equipment, principally due to differences in depreciation, depletion, amortization, lease impairment
         and abandonments..........................................   179,663      200,698
      Investments in affiliates, principally due to differences in
         joint venture depreciation................................    34,372       26,401
      Miscellaneous items..........................................       258        1,115
                                                                     --------     --------
              Total deferred income tax liabilities................   214,293      228,214
                                                                     --------     --------
              Net deferred Federal income tax liability............  $146,774     $138,323
                                                                     ========     ========

     At December 31, 1995, alternative minimum tax credit carryforwards of approximately $43,816,000 are available to reduce future Federal regular income taxes payable over an indefinite period.

(6) IMPAIRMENT OF LONG-LIVED ASSETS

     During the fourth quarter of 1995, the Company adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which resulted in a before-tax addition of $58,723,000 to depreciation, depletion and amortization expense. After tax, the additional charge was $38,173,000 or $1.22 per share.

     Under SFAS 121, the Company now evaluates impairment of exploration and production assets on a field-by-field basis rather than using a one country cost center for its proved properties. On this basis, certain fields are impaired because they are not expected to recover their entire carrying value from future cash flows. In addition to the change in grouping of proved properties, the value of certain marketing assets in the Company's Downstream business were also determined to be impaired under SFAS 121. As a result, the Company recognized a non-cash pre-tax charge of $52,523,000 related to its Upstream exploration and production assets and $6,200,000 related to its Downstream marketing assets. The fair values of the impaired assets were determined by using the present value of expected future cash flows for the oil and gas properties and sales prices for similar assets for certain marketing assets. If estimated future cash flows are not achieved with respect to certain fields, further writedowns may be required.

                          FINA, INC. AND SUBSIDIARIES

(7) EMPLOYEE STOCK OPTIONS

     Options to purchase shares of Class A common stock have been granted to officers and employees under a stock option plan adopted in 1979. The stock option plan expired in 1989, and no further grants will be made under that plan. A summary of transactions follows:

                                                                            OPTION PRICE
                                                          NUMBER OF    ----------------------
                                                           SHARES      PER SHARE      TOTAL
                                                          ---------    ---------    ---------
    Outstanding and exercisable at December 31, 1994....    60,968      $ 35.25     $2,149,122
                                                                         ======
    Terminated and reverted to plan.....................    (1,800)     $ 35.25       (63,450)
                                                                         ======
    Exercised...........................................   (18,168)     $ 35.25      (640,422)
                                                                         ======
                                                           -------                  ----------
    Outstanding and exercisable at December 31, 1995....    41,000      $ 35.25     $1,445,250
                                                           =======       ======     ==========

     The option price for options granted is the market value at date of grant. Each option granted expires ten years from date of grant. No amounts are recorded until options are exercised, at which time proceeds in excess of the par value of the shares are credited to additional paid-in capital.

(8) INVESTMENTS IN JOINT VENTURE

     The Company and GE Plastics, a wholly-owned subsidiary of General Electric Company (GE), are joint venturers in Cos-Mar Company, a chemical operation. The Company's interest is 50% and is accounted for by the equity method. The venturers reimburse the joint venture for the costs of operating the facility and raw material and finished product inventories are the property of the venturers. Direct operating expenses include charges from the joint venture of $19,346,000 in 1995, $16,011,000 in 1994 and $15,990,000 in 1993. Investments in
and advances to the joint venture were $11,229,000 and $8,829,000 at December 31, 1995 and 1994. The Company has guaranteed the joint venture's borrowings from a bank, which aggregated $40,000,000 at December 31, 1995. GE has guaranteed the joint venture's borrowings from a bank, which aggregated $74,200,000 at December 31, 1995.

(9) EMPLOYEE AND POST RETIREMENT BENEFITS

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

                          FINA, INC. AND SUBSIDIARIES

     A summary of the plans' funded status and the amounts recognized in the consolidated balance sheet follows:

                                                                    DECEMBER 31
                                                 -------------------------------------------------
                                                          1995                      1994
                                                 -----------------------   -----------------------
                                                  DEFINED                   DEFINED
                                                 BENEFITS    RESTORATION   BENEFITS    RESTORATION
                                                   PLANS        PLAN         PLANS        PLAN
                                                 ---------   -----------   ---------   -----------
                                                 (IN THOUSANDS)
    Actuarial present value of benefit
      obligations:
      Vested benefit obligation................  $(118,639)    $(3,726)    $ (94,196)    $(3,785)
                                                 =========     =======     =========     =======
      Accumulated benefit obligation, including
         vested benefits.......................  $(131,956)    $(3,726)    $(104,895)    $(3,796)
                                                 =========     =======     =========     =======
    Projected benefit obligation...............  $(156,909)    $(4,692)    $(127,077)    $(4,615)
    Plan assets at fair value, primarily listed
      stocks and U.S. Government securities....    217,961          --       180,705          --
                                                 ---------     -------     ---------     -------
    Plan assets in excess of (less than)
      projected benefit obligation.............     61,052      (4,692)       53,628      (4,615)
    Unrecognized net (gain) loss from past
      experience different from that assumed
      and effect of changes in assumptions.....       (614)        528         1,982         426
    Unrecognized prior service cost being
      recognized over 15 years.................      1,918         620         2,114         657
    Unrecognized net (asset) liability at date
      of adoption being recognized over 15.3
      years....................................     (5,737)        728        (7,075)        850
    Adjustment required to recognize minimum
      liability................................         --        (910)           --      (1,114)
                                                 ---------     -------     ---------     -------
    Prepaid (accrued) pension cost included in
      the balance sheet........................  $  56,619     $(3,726)    $  50,649     $(3,796)
                                                 =========     =======     =========     =======

     A summary of the components of pension expense (income) follows:

                                                           1995         1994         1993
                                                         --------     --------     --------
                                                         (IN THOUSANDS)
    Service cost-benefits earned during the year.......  $  4,920     $  5,848     $  5,620
    Interest cost on projected benefit obligation......    11,218       10,495       10,509
    Actual return on plan assets.......................   (43,665)      (2,063)     (22,914)
    Net asset gain (loss) deferred for later
      recognition......................................    23,167      (17,128)       5,235
    Amortization of unrecognized prior service cost....       234          234          188
    Amortization of unrecognized actuarial losses......        --           33           18
    Amortization of unrecognized net asset.............    (1,217)      (1,217)      (1,217)
    Cost of termination benefits.......................        --          710           --
                                                         --------     --------     --------
              Total pension expense (income)...........  $ (5,343)    $ (3,088)    $ (2,561)
                                                         ========     ========     ========

     A summary of the actuarial assumptions used in calculating the plans' present value of projected benefit obligation follows:

                                                               1995       1994       1993
                                                              ------     ------     ------
    Weighted average discount rate..........................   7.50%      8.75%      7.50%
    Rate of increase in future compensation levels..........   4.00%      4.50%      4.50%
    Expected long term rate of return on assets.............  11.00%     11.00%     11.00%

     The effect on the projected benefit obligation of these changes was an increase of approximately $19,871,000 in 1995 and a decrease of approximately $24,100,000 in 1994.

                          FINA, INC. AND SUBSIDIARIES

     In addition to providing pension benefits, certain health care and life insurance benefits are provided to active and certain retired employees who meet eligibility requirements defined in plan documents. During 1995, substantially all covered employees were eligible for those benefits after they reach normal retirement age. The health care benefits in excess of certain limits and the life insurance benefits are insured. The costs of providing these benefits for active employees are expensed when the insurance premiums and claims are paid. The cost of providing these benefits for active employees was $8,594,000 in 1995, $10,092,000 in 1994 and $11,219,000 in 1993.

     A summary of the postretirement plan's funded status and the amounts recognized in the consolidated balance sheet follows:

                                                                           DECEMBER 31
                                                                       -------------------
                                                                        1995        1994
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Accumulated postretirement benefit obligation:
      Retirees.......................................................  $42,018     $43,118
      Fully eligible active plan participants........................    2,981       3,443
      Other active plan participants.................................   19,140      14,120
                                                                       -------     -------
                                                                        64,139      60,681
    Unrecognized net loss............................................   (4,999)     (3,789)
    Unrecognized prior service cost..................................      219         241
                                                                       -------     -------
    Accrued postretirement benefit cost..............................  $59,359     $57,133
                                                                       =======     =======

     A summary of the components of net periodic postretirement benefit cost follows:

                                                                  1995      1994      1993
                                                                 ------    ------    ------
                                                                 (IN THOUSANDS)
    Service cost...............................................  $1,024    $1,226    $1,043
    Interest cost..............................................   5,111     4,878     4,653
    Amortization of unrecognized prior service cost............     (22)      (22)      (22)
    Amortization of net loss from earlier periods..............      --       504        --
                                                                 ------    ------    ------
    Net periodic postretirement benefit cost...................  $6,113    $6,586    $5,674
                                                                 ======    ======    ======

     For measurement purposes, a 7.68% and 7.14% weighted average annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) for pre-65 and post-65 years of age, respectively, was assumed for 1996; the rate was assumed to decrease gradually to 6% for pre-65 and 5% for post-65 years of age by the year 2002 and remain at that level thereafter. An 8.67% and 7.50% annual rate for pre-65 and post-65 years of age, respectively, was assumed for 1995. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995 by $2,835,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1995 by $297,000.

     The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5%, 8.75% and 7.5% at December 31, 1995, 1994 and 1993, respectively. The effect on the accumulated benefit obligation of these changes was an increase of $7,766,000 in 1995 and a decrease of $11,665,000 in 1994.

     Defined contribution retirement savings plans (Thrift Plans) are available to substantially all employees. The Thrift Plans permit employees to elect salary deferral contributions of up to 10% of their compensation on

                          FINA, INC. AND SUBSIDIARIES
a tax-deferred basis and requires the Company to match up to the first 6% of the participants' compensation in the highest matched plan subject to salary caps. The expense for the Company's contribution was $5,911,000 in 1995, $5,963,000 in 1994 and $6,007,000 in 1993.

(10) SALE OF ACCOUNTS AND NOTES RECEIVABLE

     The Company sold certain accounts and notes receivable with recourse. At both December 31, 1995 and 1994, $80,000,000 of accounts receivable were sold and $27,742,000 and $32,100,000, respectively, of notes receivable were sold under these agreements. The Company remains obligated to reimburse the purchasers for any uncollectible amounts pursuant to the recourse provisions of the agreements.

(11) LEASES

     The Company occupies certain marketing and manufacturing facilities and uses certain equipment under leases expiring at various dates over the next 20 years. Under terms of certain lease agreements, the Company has agreed not to mortgage certain of its interests in oil and gas properties.

     At December 31, 1995, minimum lease payments on capital and operating leases were as follows:

                                                                       CAPITAL        OPERATING
                                                                      LEASES (I)     LEASES (II)
                                                                      ----------     -----------
                                                                      (IN THOUSANDS)
    1996............................................................    $1,420         $24,785
    1997............................................................     1,419          21,827
    1998............................................................       824          17,260
    1999............................................................        --          13,147
    2000............................................................        --           7,042
    Later years to 2015.............................................        --           7,527
                                                                        ------
              Total minimum lease payments..........................     3,663
    Imputed interest (6.92%)........................................       322
                                                                        ------
    Present value of minimum lease payments (iii)...................    $3,341
                                                                        ======

---------------

 (i) Substantially all leases provide that the Company shall pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased properties.

 (ii) Minimum payments have not been reduced by minimum sublease rentals of approximately $2,426,000 which are due in the future under noncancellable subleases.

(iii) Presented in the consolidated balance sheet as current installments and noncurrent lease obligations of $1,226,000 and $2,115,000 at December 31, 1995 and $818,000 and $986,000 at December 31, 1994.

     Total rental expense was $32,562,000 (net of $676,000 subleases) in 1995, $26,962,000 (net of $1,191,000 subleases) in 1994 and $32,749,000 (net of
$1,345,000 subleases) in 1993. Contingent rentals were not significant.

(12) RELATED PARTY TRANSACTIONS

     Sales and other operating revenues for 1993 include $37,300,000 of reimbursements from business interruption and property damage insurance resulting from a fire at the Big Spring refinery. The Company's insurance provider on this claim is a wholly-owned subsidiary of Petrofina.

     The Company has a 50% interest in joint ventures with PDI in Texas and with Petrofina in Hong Kong which market chemicals in international trade. The Company sold chemicals aggregating $3,652,000 in 1995, $1,401,000 in 1994 and $985,000 in 1993 to the joint ventures.

                          FINA, INC. AND SUBSIDIARIES

     Accounts receivable include $3,485,000 and $10,719,000 at December 31, 1995 and 1994, respectively, from affiliates.

     Accounts payable include $13,410,000 and $6,539,000 at December 31, 1995 and 1994, respectively, to affiliates.

     During 1994 the Company assumed a $50,000,000 note from PDI that was paid in 1995. Interest expense relating to borrowings from PDI (see note 3) was $12,938,000 in 1995, $13,916,000 in 1994 and $28,565,000 in 1993. Accrued
liabilities include accrued interest of $607,000 and $791,000 at December 31, 1995 and 1994, respectively, which is payable to PDI for such borrowings.

     Crude oil and natural gas aggregating $8,953,000 in 1995, $16,626,000 in 1994 and $21,145,000 in 1993 were purchased from PDI in the ordinary course of business.

     Refined products and chemicals aggregating $53,542,000 in 1995, $34,963,000 in 1994 and $50,992,000 in 1993 were purchased from Petrofina and its affiliates other than PDI in the ordinary course of business.

(13) CONTINGENCIES

     The Company was contingently liable at December 31, 1995, under pending lawsuits and other claims, some of which involved substantial sums. Considering certain liabilities that have been set up for the lawsuits and claims, and the difficulty in determining the ultimate liability in some of these matters, internal counsel is of the opinion that the amounts, if any, that ultimately might be due in connection with such lawsuits and claims would not have a material adverse effect upon the Company's consolidated financial condition.

     The Company is subject to loss contingencies pursuant to federal, state and local environmental laws and regulations. These regulations, which are currently changing, regulate the discharge of materials into the environment and may require the Company to include existing and possible future obligations to investigate the effects of the release or disposal of certain petroleum, chemical and mineral substances at various sites; to remediate or restore these sites; to compensate others for damage to property and natural resources and for remediation and restoration costs. These possible obligations relate to sites owned by the Company or others and associated with past or present operations, including sites at which the Company has been identified as a potentially responsible party ("PRP") under the federal Superfund laws and comparable state laws. The Company is currently participating in environmental investigations, assessments and cleanups under these regulations at federal Superfund and state-managed sites, as well as other cleanup sites, including operating and closed refineries, chemical facilities, service stations and terminals. The Company may in the future be involved in additional environmental investigations, assessments and cleanups. The amount of such future costs will depend on such factors as the unknown nature and contamination at many sites, the unknown timing, extent and method of the remedial actions which may be required and the determination of the Company's liability in proportion to other responsible parties.

     Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefit are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. The Company has accrued for environmental remediation obligations of $20,856,000 at December 31, 1995. These liabilities have not been reduced for probable recoveries from third parties. Substantially all amounts accrued are expected to be paid out over the next five to six years. The level of future expenditures for environmental remediation obligations is impossible to determine with any degree of probability. In 1995, the Company spent approximately $14,782,000 in capital expenditures for environmental protection and for compliance with federal, state and local environmental laws and regulations. In addition, the Company expensed $43,135,000 in 1995 for ongoing environmental administration and maintenance activities at operating facilities. The Company also paid $10,165,000 for superfund taxes in 1995. Total environmental cash expenditures at the

                          FINA, INC. AND SUBSIDIARIES

Company's operating locations are expected to increase over the next several years as the Company complies with present and future regulatory requirements. These costs will be incurred over an extended period of time. Estimated capital expenditures for 1996 related to environmental matters are $18,351,000.

(14) SEGMENT DATA

     The Company is engaged in crude oil and natural gas exploration and production and natural gas marketing ("Upstream"); petroleum products refining, supply and transportation and marketing ("Downstream"); and chemicals manufacturing and marketing ("Chemicals"). Segment data as of and for the three years ended December 31, 1995 follows (in thousands):

                                                                              CORPORATE
                                          UPSTREAM   DOWNSTREAM   CHEMICALS   AND OTHER   CONSOLIDATED
                                          --------   ----------   ---------   ---------   ------------
1995:
  Sales:
     Unaffiliated customers.............  $352,932   $2,189,860   $1,059,731  $     130    $ 3,602,653
                                          ========   ==========   ==========   ========
     Affiliates.........................  $     --   $       --   $   3,984   $      --          3,984
                                          ========   ==========   ==========   ========
     Inter-segment......................  $ 44,095   $  129,780   $   7,423   $      --             --
                                          ========   ==========   ==========   ========
                                                                                            ----------
                                                                                           $ 3,606,637
                                                                                            ==========
  Operating profit (loss)(1)............  $(60,653)  $   (2,777)  $ 295,905   $ (17,452)   $   215,023
  Interest and other income.............    (6,258)      (1,940)     (5,292)      2,379        (11,111)
  Interest expense, net.................        --           --          --     (42,834)       (42,834)
                                          --------   ----------   ----------   --------     ----------
          Earnings (loss) before income
            taxes.......................  $(66,911)  $   (4,717)  $ 290,613   $ (57,907)   $   161,078
                                          ========   ==========   ==========   ========     ==========
  Accounts and notes receivable, net....  $ 70,282   $  194,051   $  70,427   $   1,486    $   336,246
                                          ========   ==========   ==========   ========     ==========
  Identifiable assets...................  $576,966   $1,263,618   $ 531,737   $ 115,397    $ 2,487,718
                                          ========   ==========   ==========   ========     ==========
  Depreciation, depletion, amortization
     and lease impairment(1)............  $115,890   $   75,554   $  18,975   $   3,545    $   213,964
                                          ========   ==========   ==========   ========     ==========
  Capital expenditures..................  $ 55,606   $   42,234   $ 113,911   $   6,685    $   218,436
                                          ========   ==========   ==========   ========     ==========
1994:
  Sales:
     Unaffiliated customers.............  $549,160   $1,981,444   $ 888,728   $     178    $ 3,419,510
                                          ========   ==========   ==========   ========
     Affiliates.........................  $     --   $       --   $   1,602   $      --          1,602
                                          ========   ==========   ==========   ========
     Inter-segment......................  $ 42,358   $  154,965   $  14,425   $      --             --
                                          ========   ==========   ==========   ========
                                                                                            ----------
                                                                                           $ 3,421,112
                                                                                            ==========
  Operating profit (loss)...............  $(15,713)  $   42,473   $ 171,164   $ (16,953)   $   180,971
  Interest and other income.............    12,307        4,771      (6,765)      5,674         15,987
  Interest expense, net.................        --           --          --     (44,601)       (44,601)
                                          --------   ----------   ----------   --------     ----------
          Earnings (loss) before income
            taxes.......................  $ (3,406)  $   47,244   $ 164,399   $ (55,880)   $   152,357
                                          ========   ==========   ==========   ========     ==========
  Accounts and notes receivable, net....  $ 68,198   $  208,055   $  73,058   $  16,303    $   365,614
                                          ========   ==========   ==========   ========     ==========
  Identifiable assets...................  $656,977   $1,307,181   $ 420,901   $ 108,803    $ 2,493,862
                                          ========   ==========   ==========   ========     ==========
  Depreciation, depletion, amortization
     and lease impairment...............  $ 82,425   $   80,471   $  18,872   $   4,193    $   185,961
                                          ========   ==========   ==========   ========     ==========
  Capital expenditures..................  $ 49,299   $   48,817   $  33,579   $   4,686    $   136,381
                                          ========   ==========   ==========   ========     ==========

                          FINA, INC. AND SUBSIDIARIES

1993:
  Sales:
     Unaffiliated customers.............  $519,810   $2,101,448   $ 793,372   $     156    $ 3,414,786
                                          ========    =========   =========    ========
     Affiliates.........................  $     --   $       --   $   1,437   $      --          1,437
                                          ========    =========   =========    ========
     Inter-segment......................  $ 45,570   $  167,160   $   5,491   $      --             --
                                          ========    =========   =========    ========
                                                                                          ------------
                                                                                           $ 3,416,223
                                                                                             =========
  Operating profit (loss)...............  $ 13,277   $   (8,329)  $  60,437   $ (17,919)   $    47,466
  Interest and other income.............   107,872          (12)     (6,713)      2,458        103,605
  Interest expense, net.................        --           --          --     (54,956)       (54,956)
                                          --------   ----------   ---------   ---------   ------------
          Earnings (loss) before income
            taxes.......................  $121,149   $   (8,341)  $  53,724   $ (70,417)   $    96,115
                                          ========    =========   =========    ========      =========
  Accounts and notes receivable, net....  $ 88,038   $  155,054   $  49,398   $     779    $   293,269
                                          ========    =========   =========    ========      =========
  Identifiable assets...................  $745,473   $1,260,463   $ 402,270   $ 103,147    $ 2,511,353
                                          ========    =========   =========    ========      =========
  Depreciation, depletion, amortization
     and lease impairment...............  $ 94,704   $   79,347   $  19,562   $   4,728    $   198,341
                                          ========    =========   =========    ========      =========
  Capital expenditures..................  $ 30,665   $   86,233   $   7,226   $   1,348    $   125,472
                                          ========    =========   =========    ========      =========

---------------

(1) During the fourth quarter of 1995, the Company adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." As a result, the Company recognized a before-tax addition of $58,723,000 to depreciation, depletion and amortization expense, of which $52,723,000 was related to its Upstream business and $6,200,000 was related to its Downstream business. After tax, the additional charge was $38,173,000 or $1.22 per share.

     Consolidated totals are after elimination of inter-segment amounts. Operating profit (loss) is sales less operating expenses and is substantially all derived from domestic operations. Identifiable assets are those assets that are used in the operations in each business segment.

     Most customers are located in the South and Midwest regions of the United States. No single customer accounted for more than 5% of sales in 1995, 1994 or 1993, and no account receivable from any customer exceeded 5% of consolidated stockholders' equity at December 31, 1995, 1994 or 1993.

                          FINA, INC. AND SUBSIDIARIES

(15) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                             QUARTER     QUARTER       QUARTER         QUARTER
                                              ENDED       ENDED         ENDED           ENDED
                                             MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31
                                             --------    --------    ------------    -----------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
    1995:
      Sales and other operating revenues...  $863,188    $965,352      $916,287       $ 861,810
                                             ========    ========      ========        ========
      Gross profit(1)                        $ 87,568    $112,129      $105,012       $   9,199
                                             ========    ========      ========        ========
      Net earnings (loss)(2)...............  $ 33,490    $ 41,786      $ 44,973       $ (15,824)
                                             ========    ========      ========        ========
      Earnings (loss) per common share.....  $   1.07    $   1.34      $   1.44       $    (.50)
                                             ========    ========      ========        ========
    1994:
      Sales and other operating revenues...  $777,450    $838,081      $918,237       $ 887,344
                                             ========    ========      ========        ========
      Gross profit(1)......................  $ 68,365    $ 49,908      $ 69,126       $  79,782
                                             ========    ========      ========        ========
      Net earnings.........................  $ 25,017    $ 13,357      $ 27,973       $  35,694
                                             ========    ========      ========        ========
      Earnings per common share............  $   1.60    $   0.86      $   1.79       $    2.29
                                             ========    ========      ========        ========

---------------

(1) Gross profit is defined as sales and other operating revenues less cost of raw materials and products purchased; direct operating expenses; taxes, other than on income; and depreciation, depletion, amortization and lease impairment.

(2) During the quarter ended December 31, 1995, the Company adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which resulted in a before-tax addition of $58,723,000 to depreciation, depletion and amortization expense. After tax, the additional charge was $38,173,000 or $1.22 per share.

                          FINA, INC. AND SUBSIDIARIES

                  SUPPLEMENTAL OIL AND GAS DATA -- (UNAUDITED)

     The following tables set forth supplementary disclosures for oil and gas producing activities in accordance with SFAS 69.

(A) CAPITALIZED COSTS

     Capitalized costs relating to oil and gas producing activities and the related amounts of accumulated depreciation, depletion, amortization and lease impairment follow:

                                                                   DECEMBER 31
                                                       ----------------------------------
                                                         1995         1994        1993
                                                       ---------    ---------   ---------
                                                                 (IN THOUSANDS)
    Proved oil and gas properties....................  $ 905,554    $ 906,738   $1,012,024
    Unproved oil and gas properties..................    232,085      254,998      246,607
                                                       ----------   ----------   ----------
                                                       1,137,639    1,161,736    1,258,631
    Less accumulated depreciation, depletion,
      amortization and lease impairment..............    640,223      585,138      613,120
                                                       ----------   ----------   ----------
    Net capitalized costs............................  $ 497,416    $ 576,598    $ 645,511
                                                       ==========   ==========   ==========

(B) COSTS INCURRED

     A summary of costs incurred in oil and gas property acquisition, exploration and development activities (both capitalized and charged to expense) for the three years ended December 31, 1995 follows:

                                                               1995       1994       1993
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
    Acquisition of unproved properties......................  $ 5,304    $ 2,784    $ 1,181
                                                                         =======    =======
    Acquisition of proved properties........................  $ 1,091    $   237    $   482
                                                                         =======    =======
    Exploration costs.......................................  $46,463    $32,674    $21,476
                                                                         =======    =======
    Development costs.......................................  $29,992    $28,314    $23,869
                                                                         =======    =======

     The above costs were incurred in the United States.

                          FINA, INC. AND SUBSIDIARIES

(C) RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

     The following table presents the results of operations for oil and gas producing activities for the three years ended December 31, 1995.

                                                           1995         1994        1993
                                                         ---------    --------    ---------
                                                         (IN THOUSANDS)
    Revenues:
      Sales............................................  $ 119,772    $139,532    $ 209,753
      Transfers........................................     17,710      17,205       17,751
                                                          --------     -------      -------
              Total....................................    137,482     156,737      227,504
    Production costs...................................    (51,922)    (66,374)     (83,237)
    Exploration costs..................................    (26,662)    (14,173)     (15,632)
    Depreciation, depletion, amortization, lease
      impairment and abandonments......................   (116,592)    (86,236)    (106,140)
                                                          --------     -------      -------
                                                           (57,694)    (10,046)      22,495
    Income tax benefit (expense).......................     22,473       5,604         (480)
                                                          --------     -------      -------
    Results of operations from producing activities,
      excluding interest costs.........................  $ (35,221)   $ (4,442)   $  22,015
                                                          ========     =======      =======

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

                                              1995                 1994                  1993
                                        -----------------    -----------------    ------------------
                                         OIL        GAS       OIL        GAS       OIL        GAS
                                        ------    -------    ------    -------    ------    --------
Proved developed and undeveloped
  reserves:
  Beginning of year...................  31,699    348,204    36,090    439,066    42,479     655,649
  Revisions of previous estimates.....   1,236        283     2,571    (40,376)   (6,405)    (23,294)
  Purchases of minerals in place......      48         55        57          6       419       1,705
  Sales of minerals in place..........  (2,052)   (11,729)   (4,756)   (28,780)   (2,803)   (156,418)
  Extensions and discoveries..........   7,390     29,528     2,293     31,152     8,305      29,348
  Production..........................  (3,749)   (52,119)   (4,556)   (52,864)   (5,905)    (67,924)
                                        ------    -------    ------    -------    ------     -------
  End of year.........................  34,572    314,222    31,699    348,204    36,090     439,066
                                        ======    =======    ======    =======    ======     =======
Proved developed reserves:
  Beginning of year...................  19,986    237,270    23,644    306,991    34,892     468,310
                                        ======    =======    ======    =======    ======     =======
  End of year.........................  18,814    228,548    19,986    237,270    23,644     306,991
                                        ======    =======    ======    =======    ======     =======

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

                                                                    DECEMBER 31
                                                       -------------------------------------
                                                          1995         1994          1993
                                                       ----------    ---------    ----------
                                                       (IN THOUSANDS)
    Future cash inflows..............................  $1,202,555    $ 977,811    $1,330,387
    Future production and development costs..........    (476,786)    (422,277)     (484,783)
    Future income tax expenses.......................    (117,188)     (45,859)     (121,028)
                                                       ----------    ---------    ----------
    Future net cash flows............................     608,581      509,675       724,576
    10% annual discount for estimated timing of
      cash flows.....................................    (244,862)    (191,981)     (277,041)
                                                       ----------    ---------    ----------
    Standardized measure of discounted future net
      cash flows.....................................  $  363,719    $ 317,694    $  447,535
                                                       ==========    =========    ==========
    Beginning of year................................  $  317,694    $ 447,535    $  668,331
    Changes resulting from:
      Sales and transfers of oil and gas produced,
         net of production costs.....................     (85,560)     (90,363)     (144,267)
      Extensions and discoveries.....................      56,806       26,246        51,053
      Purchases of minerals in place.................         353          350         3,555
      Sales of minerals in place.....................     (22,829)     (48,157)     (154,814)
      Previously estimated development costs incurred
         during the year.............................      43,600       25,625        26,337
      Revisions of previous quantities...............      17,186       (4,880)      (49,494)
      Accretion of discount..........................      34,626       52,227        82,980
      Net change in income taxes.....................     (41,459)      46,163        86,754
      Net changes in prices and costs................      43,302     (137,052)     (122,900)
                                                       ----------    ---------    ----------
    End of year......................................  $  363,719    $ 317,694    $  447,535
                                                       ==========    =========    ==========

                                                                     SCHEDULE II

                          FINA, INC. AND SUBSIDIARIES

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                                  BALANCE AT     CHARGED TO                    BALANCE AT
                                                  BEGINNING      COSTS AND                       END OF
                                                  OF PERIOD       EXPENSES      DEDUCTIONS       PERIOD
                                                  ----------     ----------     ----------     ----------
Year ended December 31, 1993 --
  Allowance for doubtful receivables............   $  5,439       $  5,549       $  4,303(1)    $  6,685
                                                    =======        =======        =======
  Inventory valuation reserve...................   $     --       $ 47,048       $     --       $ 47,048
                                                    =======        =======        =======
Year ended December 31, 1994 --
  Allowance for doubtful receivables............   $  6,685       $  3,652       $  3,136(1)    $  7,201
                                                    =======        =======        =======
  Inventory valuation reserve...................   $ 47,048       $     --       $ 47,048       $     --
                                                    =======        =======        =======
Year ended December 31, 1995 --
  Allowance for doubtful receivables............   $  7,201       $  2,790       $  3,280(1)    $  6,711
                                                    =======        =======        =======

---------------

(1) Bad debts written off, less recoveries.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in accountants or disagreements by the Registrant with its accountants on accounting or financial disclosures.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    EXECUTIVE OFFICERS OF REGISTRANT AND                 SERVED AS AN
          CAPACITIES SERVED IN 1995              AGE     OFFICER SINCE
---------------------------------------------    ---     -------------
Paul D. Meek,                                    65          6-06-68
  Chairman of the Board
Ron W. Haddock,                                  55          6-19-86
  President and Chief Executive Officer
Cullen M. Godfrey,                               50          4-15-87
  Senior Vice President, Secretary and
  General Counsel
Michael J. Couch,                                44          4-30-84
  Senior Vice President
H. Patrick Jack,                                 43          8-23-89
  Senior Vice President
Neil A. Smoak,                                   49          4-24-86
  Senior Vice President
Yves Bercy,                                      50          7-01-93
  Vice President, Chief Financial Officer
  and Treasurer
Michel Daumerie,                                 43          4-20-95
  Vice President
Richard C. Lindley,                              54          4-20-95
  Vice President
Jeff D. Morris,                                  44          4-20-95
  Vice President
S. R. West,                                      56          5-02-83
  Vice President
Kevin A. Rupp,                                   40          4-20-95
  Controller
James D. Grier,                                  54          1-01-92
  Controller (Retired 4/30/95)
Linda Middleton,                                 45          8-20-84
  Assistant Secretary

     There is incorporated by reference pages 4 through 7 of the Company's Proxy Statement for the Annual Meeting of Security Holders to be held April 17, 1996.

ITEM 11  EXECUTIVE COMPENSATION

     There is incorporated by reference pages 2 through 3 and 8 through 16 of the Company's Proxy Statement for the Annual Meeting of Security Holders to be held April 17, 1996.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is incorporated by reference the first page and pages 2 through 5 of the Proxy Statement for the Annual Meeting of Security Holders to be held April 17, 1996.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is incorporated by reference pages 4 through 5, 12 and 17 of the Company's Proxy Statement for the Annual Meeting of Security Holders to be held April 17, 1996.

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

        3. Exhibits:

                (3a) -- The Articles of Incorporation of FINA, Inc.
                (3b) -- The Bylaws of FINA, Inc.
               (10a) -- Thrift and Employee Stock Ownership Plan for Employees of American
                        Petrofina, Incorporated
               (10b) -- Credit Agreement of March 7, 1995 with NationsBank of Texas, N.A. as
                        Agent
               (10c) -- American Petrofina, Incorporated Employee Non-Qualified Stock Option
                        Plan (1979)
               (10d) -- Form 11-K Amdel Inc. Employee Investment Plan
               (10e) -- Agreements between FINA, Inc. (formerly American Petrofina,
                        Incorporated) and Ron W. Haddock
               (10f) -- Description of Fina incentive compensation program
               (10g) -- Employee Stock Ownership Plan of American Petrofina, Incorporated
               (10h) -- FINA Capital Accumulation Plan
               (10i) -- Fina Restoration Plan
               (19)  -- FINA, Inc.'s Proxy Statement for Annual Meeting of Security Holders
                        to be held April 17, 1996
               (21)  -- Subsidiaries of the Registrant
               (23)  -- Independent Auditors' Consent
               (27)  -- Financial Data Schedule

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FINA, INC.
                                            (Registrant)

                                            By: /s/  CULLEN M. GODFREY
                                               ---------------------------------
                                                     Cullen M. Godfrey
                                            Senior Vice President, Secretary and
                                                      General Counsel

Date: March 8, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            SIGNATURES AND TITLES                                  DATE
            ---------------------                                  ----


        By: /s/  PAUL D. MEEK                                 March 8, 1996
           ----------------------------------------
                       Paul D. Meek
                  Chairman of the Board


        By: /s/  RON W. HADDOCK                               March 8, 1996
           ----------------------------------------
                       Ron W. Haddock
                 President and CEO, Director


        By: /s/  FRANCOIS CORNELIS                            March 8, 1996
           ----------------------------------------
                     Francois Cornelis
                         Director

        By:                                                    March  , 1996
           ----------------------------------------
                   Axel de Broqueville
                         Director

        By:                                                    March  , 1996
           ----------------------------------------
                  Michel Marc Delcommune
                         Director


        By: /s/  ERNESTO MARCOS                                March 8, 1996
           ----------------------------------------
                      Ernesto Marcos
                         Director

        By:                                                    March  , 1996
           ----------------------------------------
                      Jose G. Rebelo
                         Director


        By:  /s/ PATRICIA M. WALLINGTON                        March 8, 1996
           ----------------------------------------
                   Patricia M. Wallington
                         Director


        By: /s/  YVES BERCY                                    March 8, 1996
           ----------------------------------------
                        Yves Bercy
           Vice President, Chief Financial Officer,
                       Treasurer and
                 Principal Accounting Officer

                                 EXHIBIT INDEX

  EXHIBIT                                DESCRIPTION
-----------------------------------------------------------------------------------
   (3a)    -- The Articles of Incorporation of FINA, Inc.
   (3b)    -- The Bylaws of FINA, Inc.
  (10a)    -- Thrift and Employee Stock Ownership Plan for Employees of American
              Petrofina, Incorporated
  (10b)    -- Credit Agreement of March 7, 1995 with NationsBank of Texas, N.A. as
              Agent
  (10c)    -- American Petrofina, Incorporated Employee Non-Qualified Stock Option
              Plan (1979)
  (10d)    -- Form 11-K Amdel Inc. Employee Investment Plan
  (10e)    -- Agreements between FINA, Inc. (formerly American Petrofina,
              Incorporated) and Ron W. Haddock
  (10f)    -- Description of Fina Incentive Compensation Program
  (10g)    -- Employee Stock Ownership Plan of American Petrofina, Incorporated
  (10h)    -- FINA Capital Accumulation Plan
  (10i)    -- Fina Restoration Plan
  (19)     -- FINA, Inc.'s Proxy Statement for Annual Meeting of Security Holders
              to be held April 17, 1996
  (21)     -- Subsidiaries of the Registrant
  (23)     -- Independent Auditors' Consent
  (27)     -- Financial Data Schedule