Form 10-K/A
period 1995-12-31
FINA INC
filed 1996-04-23
CIK 5611

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                              NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                                 ON WHICH REGISTERED
- -----------------------------------------                    ------------------------
   Class A Common Stock $.50 par value                       American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.                              YES  X   NO
                                                                   -----   -----

     The aggregate market value of the Class A Common voting stock held by non-affiliates of the Registrant as of February 9, 1996 was $134,923,632 based on the highest price of $48.00 per share as recorded by the American Stock Exchange.

     The number of shares outstanding of each of the issuer's classes of common stock, as of March 6, 1996:

                       CLASS A COMMON STOCK -- 29,211,272
                       CLASS B COMMON STOCK --  2,000,000

     Documents Incorporated by Reference: Part III: The Company's Proxy
Statement for Annual Meeting of Stockholders on April 17, 1996.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    PART IV

ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following are incorporated by reference or filed as part of this Annual Report:

        1. and 2. Consolidated Financial Statements and Schedules:

             Reference is made to page 13 of this Form 10-K for a list of all consolidated financial statements and schedules filed as part of this Form 10-K.

        3. Exhibits: (Contained separately and EDGAR filed)

             (3a)    -- The Articles of Incorporation of FINA, Inc.
             (3b)    -- The Bylaws of FINA, Inc.
             (10a)   -- Thrift and Employee Stock Ownership Plan for Employees of American
                        Petrofina, Incorporated
             (10b)   -- Credit Agreement of March 7, 1995 with NationsBank of Texas, N.A., as
                        Agent
             (10c)   -- American Petrofina, Incorporated Employee Non-Qualified Stock Option
                        Plan (1979)
             (10d)   -- Form 11-K Amdel Inc. Employee Investment Plan
             (10e)   -- Agreements between FINA, Inc. (formerly American Petrofina,
                        Incorporated) and Ron W. Haddock
             (10f)   -- Description of FINA Incentive Compensation Program
             (10g)   -- Employee Stock Ownership Plan of American Petrofina, Incorporated
             (10h)   -- FINA Capital Accumulation Plan
             (10i)   -- FINA Restoration Plan
             (10j)   -- Form 11-K FINA Capital Accumulation Plan
             (19)    -- FINA, Inc.'s Proxy Statement for Annual Meeting of Security Holders
                        on April 17, 1996
             (21)    -- Subsidiaries of the Registrant
             (23)    -- Independent Auditors' Consent
             (27)    -- Financial Data Schedule