Form 10-K/A
period 1995-12-31
FINA INC
filed 1996-04-23
CIK 5611

================================================================================

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                               ON WHICH REGISTERED
       -------------------                              ---------------------
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

     Documents Incorporated by Reference: Part III: The Company's Proxy Statement for Annual Meeting of Stockholders on April 17, 1996.
================================================================================

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