Form 10-Q
period 1996-03-31
FINA INC
filed 1996-05-13
CIK 5611

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                            --------------------

                                  FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1996
                              --------------------------------------------------

                                     OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------

                        Commission File Number 1-4014

                                 FINA, Inc.
           (Exact name of registrant as specified in its charter)

              Delaware                                     13-1820692
- --------------------------------------------------------------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                       Identification No.)

         Fina Plaza, Dallas, Texas                            75206
- --------------------------------------------------------------------------------
   (Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code    (214)750-2400
                                                        ------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements over the past 90 days.

                                 Yes  X   No
                                    -----   -----

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   29,212,872 Class A as of April 8, 1996
                    2,000,000 Class B as of April 8, 1996

                          FINA, Inc. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                            MARCH 31,           DECEMBER 31,
                                                                              1996                 1995
                                                                           -----------           ----------
ASSETS
Current assets:
   Cash and cash equivalents                                                    $4,470               $7,271
   Accounts and notes receivable                                               418,918              336,246
   Inventories                                                                 305,358              301,496
   Prepaid expenses and other current assets                                    48,142               43,418
                                                                           -----------           ----------
        Total current assets                                                   776,888              688,431
                                                                           -----------           ----------
Property, plant, and equipment; net of $1,415,314 accumulated
  depreciation at 3/31/96                                                    1,655,961            1,662,887
Other assets                                                                   150,072              136,400
                                                                           -----------           ----------
                                                                            $2,582,921           $2,487,718
                                                                           ===========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short term obligations                                                      $24,000              $20,000
   Current installments of long term debt and lease obligations                 35,720               35,474
   Accounts payable and accrued liabilities                                    560,740              488,455
                                                                           -----------           ----------
        Total current liabilities                                              620,460              543,929
                                                                           -----------           ----------
Long term debt, excluding current installments                                 494,899              498,446
Other deferred credits and liabilities                                         270,039              267,286
Stockholders' equity:  (note 2)
   Preferred stock of $1 par value. Authorized 4,000,000 shares;
      none issued                                                                 -                    -
   Class A common stock of $.50 par value. Authorized
      38,000,000 shares; issued and outstanding 29,212,472 and
      29,207,572 shares in 1996 and 1995                                        14,606               14,604
   Class B common stock of $.50 par value. Authorized
      and issued 2,000,000 shares                                                1,000                1,000
   Additional paid-in capital                                                  450,770              450,601
   Retained earnings                                                           731,147              711,852
                                                                           -----------           ----------
        Total stockholders' equity                                           1,197,523            1,178,057

Commitments and contingencies (note 3)                                            -                    -
                                                                           -----------           ----------
                                                                            $2,582,921           $2,487,718
                                                                           ===========           ==========


See accompanying notes to consolidated financial statements.

                          FINA, Inc. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                               THREE MONTHS ENDED MARCH 31,
                                                              ------------------------------
                                                                1996                 1995
                                                              ---------            ---------
Revenues:
   Sales and other operating revenues                          $965,115             $863,188
   Interest and other, net                                       (2,715)              (1,850)
                                                              ---------            ---------
                                                                962,400              861,338
                                                              ---------            ---------

Costs and expenses:
   Cost of raw materials and products purchased                 724,868              636,774
   Direct operating expenses                                     93,791               88,490
   Selling, general, and administrative expenses                 20,673               20,806
   Taxes, other than on income                                   11,974               11,911
   Dry holes and abandonments                                     4,115                1,516
   Depreciation, depletion, amortization,
     and lease impairment                                        39,683               38,445
   Interest charges, net                                          9,738               11,958
                                                              ---------            ---------

                                                                904,842              809,900
                                                              ---------            ---------

Earnings before income taxes                                     57,558               51,438
Income taxes                                                     19,536               17,948
                                                              ---------            ---------

        Net earnings                                            $38,022              $33,490
                                                              =========            =========

Earnings per common share (note 2)                                $1.22                $1.07
                                                              =========            =========



See accompanying notes to consolidated financial statements.

                          FINA, Inc. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                         1996                 1995
                                                                       --------             --------
Cash flows provided by operating activities                             $47,007              $31,032

Cash flows from investing activities:
   Additions to property, plant and equipment                           (38,588)             (22,398)
   Proceeds from disposal of assets                                       7,207                5,609
   Investments in and advances to affiliates                               (570)              (1,406)
                                                                       --------             --------

             Net cash used in investing activities                      (31,951)             (18,195)
                                                                       --------             --------

Cash flows from financing activities:
   Payments of long term debt and lease obligations                      (3,301)              (3,107)
   Net change in short term obligations                                   4,000                5,000
   Issuance of common stock                                                 171                   14
   Dividends paid                                                       (18,727)             (15,595)
                                                                       --------             --------

             Net cash used in financing activities                      (17,857)             (13,688)
                                                                       --------             --------

Net decrease in cash and cash equivalents                                (2,801)                (851)
Cash and cash equivalents at beginning of period                          7,271                3,533
                                                                       --------             --------

Cash and cash equivalents at end of period                               $4,470               $2,682
                                                                       ========             ========


See accompanying notes to consolidated financial statements.

                          FINA, Inc. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)


(1) The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods presented.

(2) Earnings per common share is based on the weighted average number of oustanding shares. Shares issuable upon the exercise of stock options are excluded from the computation since their effect is insignificant. The Company declared a two-for-one stock split with record date of May 2, 1995, at close of business. The par value is 50 cents per share of both Class A and Class B stock. Share and per share amounts in the accompanying financial statements have been adjusted retroactively to reflect the stock split. The weighted average number of outstanding shares was 31,209,997 and 31,189,604 for the three months ended March 31, 1996 and 1995, respectively.

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

(4) The notes to the consolidated financial statements on pages 19 through 32 of the Company's 1995 Form 10-K are an integral part of these consolidated financial statements.

                                PART I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

     Net earnings were $38,022,000 for the quarter ended March 31, 1996 compared to $33,490,000 for the first quarter of 1995. Sales and other operating revenues were $965,115,000 compared to $863,188,000 for first quarter 1995. Earnings per share were $1.22 compared to $1.07 per share for the first quarter of last year.

     The net earnings increase in the first quarter 1996 was largely attributable to increased Upstream (exploration, production and natural gas marketing) earnings with higher natural gas prices and trading margins, reflecting abnormally cold weather in the eastern half of the United States. Increased Chemicals production and sales partially offset lower Chemicals margins. In the Downstream (refining, marketing and supply and transportation) refining margins declined from the same period last year.

     The Board of Directors increased the cash dividend by 17% beginning in June 1996; i.e. from 60 cents per share to 70 cents per share.

     Upstream results in the first quarter were improved compared with the corresponding period last year primarily due to higher wellhead prices for crude oil and natural gas, lifting costs decreased, and Natural Gas Marketing had outstanding trading results. During first quarter 1996, the Company announced an enhanced oil recovery joint venture in its West Brahaney Unit in West Texas, utilizing carbon dioxide injection. Nine unit producing wells and one injection well were completed, adding reserves at low cost. A third successful well was completed at the King Bee prospect in Mississippi, and two additional wells were begun.

     Downstream reported decreased earnings in the quarter compared to first quarter 1995. The results were primarily due to planned maintenance and capital project work at the Big Spring, Texas, refinery and much lower aromatic margins, which are particularly important to the Port Arthur, Texas, refinery where the Company is one of the leading aromatics producers. The Big Spring Refinery completed a turnaround of the fluid catalytic cracking unit ("FCCU"), the crude unit, and the reformer. Also during the turnaround, a FCCU enhancement project was installed to improve yields of higher value products. The Port Arthur Refinery achieved new records for quarterly throughput and operations reliability.

     Chemicals achieved record sales and production volumes, each of which increased by more than 25% compared to first quarter 1995, primarily due to the LaPorte Polypropylene expansion. These increases did not fully offset the financial effect of lower margins caused by increased industry wide inventory, resulting in lower profitability. The polystyrene expansion project at Carville, Louisiana, which involves building a new 250 million pound per year crystal polystyrene production line, is on schedule for start-up by July 1 of 1996.

     The Company's annual meeting of shareholders was held April 17, 1996. All members of the Board of Directors were reelected.

     The Company's regular quarterly dividend of $.60 per share was paid March 18, 1996 to shareholders of record on March 6, 1996. Due to a 17% dividend increase, the next declared dividend of $.70 per share will be paid on June 17, 1996 to shareholders of record on June 3, 1996.

                          Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

        Not Applicable

Item 2. Changes in Securities.

        (a)  Not Applicable

        (b)  Not Applicable

Item 3. Defaults upon Senior Securities.

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders. At the annual meeting of shareholders, held April 17, 1996, all directors were reelected by more than a majority vote.

Item 5. Other Information.

        Not Applicable

Item 6. Exhibits and Reports on Form 8-K.
        No Form 8-K's were filed during the period January 1, 1996 through March 31, 1996. Form 10-K/A Amendment Number 1 and Form 10-K/A Amendment Number 2 were filed on April 23, 1996 as cover for the Forms 11-K pertaining to the FINA Capital Accumulation Plan (a 401(k) plan) and the Amdel Savings Plan.

        Exhibits incorporated herein by reference:
             (27)      Financial Data Schedule

                                   SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FINA, Inc.
                                       ------------
                                       (REGISTRANT)

Date: May 10, 1996

                                      BY:
                                      Yves Bercy
                                      Vice President, Chief
                                      Financial Officer and
                                      Treasurer

                              INDEX TO EHXIBITS



EXHIBIT
NUMBER                           DESCRIPTION
- -------                          -----------

  27            Financial Data Schedule