Form 10-Q
period 1996-06-30
FINA INC
filed 1996-08-13
CIK 5611

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                to
                              ----------------   -----------

                         Commission File Number 1-4014

                                   FINA, Inc.
             (Exact name of registrant as specified in its charter)


                         Delaware                      13-1820692
             (State or other jurisdiction of        (I.R.S. Employer
              incorporation or organization)       Identification No.)


                Fina Plaza, Dallas, Texas                75206
         (Address of principal executive offices)      (Zip Code)


       Registrant's telephone number, including area code (214) 750-2400
                                                          ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements over the past 90 days.

                                  Yes  X   No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   29,216,172 Class A as of July 25, 1996
                   2,000,000 Class B as of July 25,  1996

                      FINA, Inc. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                              (UNAUDITED)


                                                                       JUNE 30,     DECEMBER 31,
                                                                         1996          1995
                                                                     -----------    -----------
ASSETS
Current assets:
   Cash and cash equivalents                                         $     2,587    $     7,271
   Accounts and notes receivable                                         421,943        336,246
   Inventories                                                           302,029        301,496
   Prepaid expenses and other current assets                              44,850         43,418
                                                                     -----------    -----------
        Total current assets                                             771,409        688,431
                                                                     -----------    -----------
Property, plant, and equipment; net of $1,435,853 accumulated
  depreciation at 6/30/96 and $1,388,645 at 12/31/95                   1,667,130      1,662,887
Other assets                                                             151,796        136,400
                                                                     -----------    -----------
                                                                     $ 2,590,335    $ 2,487,718
                                                                     ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short term obligations                                            $    63,000    $    20,000
   Current installments of long term debt and lease obligations           36,078         35,474
   Accounts payable and accrued liabilities                              529,301        488,455
                                                                     -----------    -----------
        Total current liabilities                                        628,379        543,929
                                                                     -----------    -----------

Long term debt, excluding current installments (note 7)                  468,999        498,446
Other deferred credits and liabilities                                   279,075        267,286
Stockholders' equity:  (note 2)
   Preferred stock of $1 par value. Authorized 4,000,000 shares;
      none issued                                                              -              -
   Class A common stock of $.50 par value. Authorized
      38,000,000 shares; issued and outstanding 29,216,172 and
      29,207,572 shares in 1996 and 1995                                  14,608         14,604
   Class B common stock of $.50 par value. Authorized
      and issued 2,000,000 shares                                          1,000          1,000
   Additional paid-in capital                                            450,898        450,601
   Retained earnings                                                     747,376        711,852
                                                                     -----------    -----------
        Total stockholders' equity                                     1,213,882      1,178,057

Commitments and contingencies (note 3)                                         -              -
                                                                     -----------    -----------
                                                                     $ 2,590,335    $ 2,487,718
                                                                     ===========    ===========



See accompanying notes to consolidated financial statements.

                         FINA, Inc. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)



                                                          THREE MONTHS                  SIX MONTHS
                                                          ENDED JUNE 30,               ENDED JUNE 30,
                                                          --------------               --------------
                                                        1996          1995            1996          1995
                                                   -----------    ----------      -----------    -----------
Revenues:
   Sales and other operating revenues              $ 1,047,290    $  965,352      $ 2,012,405    $ 1,828,540
   Interest and other, net                                (303)       (8,889)          (3,018)       (10,739)
                                                   -----------    ----------      -----------    -----------
                                                     1,046,987       956,463        2,009,387      1,817,801
                                                   -----------    ----------      -----------    -----------

Costs and expenses:
   Cost of raw materials and products purchased        802,716       715,437        1,527,584      1,352,211
   Direct operating expenses                            96,271        90,264          190,062        178,754
   Selling, general, and administrative expenses        23,328        21,310           44,001         42,116
   Taxes, other than on income                          11,921        11,222           23,895         23,133
   Dry holes and abandonments                             3,40         4,707            7,520          6,223
   Depreciation, depletion, amortization,
     and lease impairment                               41,220        36,300           80,903         74,745
   Interest charges, net                                 9,757        11,532           19,495         23,490
                                                   -----------    ----------      -----------    -----------

                                                       988,618       890,772        1,893,460      1,700,672
                                                   -----------    ----------      -----------    -----------

Earnings before income taxes                            58,369        65,691          115,927        117,129
Income taxes                                            20,290        23,905           39,826         41,853
                                                   -----------    ----------      -----------    -----------

        Net earnings                               $    38,079    $   41,786      $    76,101    $    75,276
                                                   -----------    ----------      -----------    -----------

Earnings per common share (note 2)                 $      1.22    $     1.34      $      2.44    $      2.41
                                                   ===========    ==========      ===========    ===========



See accompanying notes to consolidated financial statements.

                          FINA, Inc. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                             1996         1995
                                                          ---------    ---------
Cash flows from operating activities:
   Net earnings (loss)                                       76,101       75,276
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Depreciation, depletion, amort., lease impairment      81,009       75,231
      Net equity in losses of affiliates                      2,562        4,591
      Loss (gain) on sale of assets                          (2,995)       6,722
      Changes in assets and liabilities:
        Accounts and notes receivable (note 4)              (85,697)       8,302
        Inventories                                            (533)     (31,409)
        Prepaid expenses and other current assets            (1,432)      (8,360)
        Accounts payable and accrued liabilities             30,195      (31,362)
        Current and deferred income taxes                    26,807       15,079
        Other                                               (24,251)      (6,253)
                                                          ---------    ---------

          Net cash provided by operating activities         101,766      107,817
                                                          ---------    ---------

Cash flows from investing activities:
   Additions to property, plant and equipment               (91,678)     (69,122)
   Proceeds from sale of assets                              11,561       12,456
   Investments in and advances to affiliates                   (214)      (2,119)
                                                          ---------    ---------

          Net cash used in investing activities             (80,331)     (58,785)
                                                          ---------    ---------

Cash flows from financing activities:
   Additions to long term debt and lease obligations        200,577            0
   Payments of long term debt and lease obligations        (229,420)      (5,489)
   Net change in short term obligations                      43,000       (8,000)
   Issuance of common stock                                     302          239
   Dividends paid                                           (40,578)     (34,311)
                                                          ---------    ---------

          Net cash used in financing activities             (26,119)     (47,561)
                                                          ---------    ---------

Net increase (decrease) in cash and cash equivalents         (4,684)       1,471
Cash and cash equivalents at beginning of year                7,271        3,533
                                                          ---------    ---------

Cash and cash equivalents at end of year                  $   2,587    $   5,004
                                                          =========    =========

                          FINA, Inc. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

(1) The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods presented. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the operating results for the full fiscal year.

(2) Earnings per common share is based on the weighted average number of outstanding shares. Shares issuable upon the exercise of stock options are excluded from the computation since their effect is insignificant. The weighted average number of outstanding shares was 31,214,372 and 31,192,747 for the three months ended June 30, 1996 and 1995, respectively. The weighted average number of outstanding shares was 31,212,143 and 31,191,371 for the six months ended June 30, 1996 and 1995, respectively.

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

(4) The Company sold certain accounts receivable with recourse, with balances sold of $67,900,000 at June 30, 1996, and $80,000,000 at December 31, 1995.
    The change in the balance of $12,100,000 results in a decrease in the 1996 cash flows provided by operating activities.

(5) The notes to the consolidated financial statements on pages 19 through 32 of the Company's 1995 Form 10-K are an integral part of these consolidated financial statements.

(6) Fina Oil and Chemical Company ("FOCC"), a wholly-owned subsidiary of FINA, Inc., is the main operating subsidiary of the Company whose principle lines of business include crude oil and natural gas exploration and production; petroleum products refining, supply and transportation and marketing; and chemicals manufacturing and marketing. Following is summary consolidated financial data for FOCC (in thousands).

                               June 30,        December 31,
                                1996               1995
                             ----------        -----------
Current assets               $  725,751        $   638,835
Noncurrent assets             1,784,146          1,762,093
Current liabilities            (587,527)          (493,078)
Noncurrent liabilities (1)   (1,747,456)        (1,794,887)
                             ----------        -----------
           Net Assets        $  174,914        $   112,963
                             ==========        ===========

                            Six Months Ended June 30,  Three Months Ended June 30,
                                1996         1995          1996           1995
                            -----------  -----------    ----------    -----------

Sales and other operating   $  1,818,617  $ 1,721,137   $   960,809   $   914,980
                            ============  ===========   ===========   ===========
Gross profit  (2)           $    169,124  $   195,972   $    91,590   $   101,833
                            ============  ===========   ===========   ===========
Net earnings                $     63,449  $    74,522   $    36,329   $    41,573
                            ============  ===========   ===========   ===========


   (1) Primarily consists of payables to related parties.
   (2) Gross profit is defined as sales and other operating revenues less cost of raw materials and products purchased; direct operating expenses; taxes, other than on income; and depreciation, depletion, amortization and lease impairment.

(7) On July 18, 1996 FOCC issued $125,000,000 in debt securities which are unconditionally guaranteed on an unsecured basis by FINA, Inc. All of the proceeds were used to repay outstanding debt.

                                PART I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Net earnings were $38,079,000 for the quarter ended June 30, 1996 compared to $41,786,000 for the second quarter of 1995. The net earnings decrease in the second quarter 1996 was largely attributable to lower chemicals and Gulf Coast refining margins, only partially offset by increased natural gas prices and higher chemicals sales volumes. Sales and other operating revenues were $1,047,290,000 for second quarter 1996 compared to $965,352,000 for second quarter of 1995. The 8% increase in sales and other operating revenues were primarily due to higher prices in the Upstream and Downstream and higher Chemicals volumes. Earnings per share were $1.22 compared to $1.34 per share for the second quarter of last year.

     For the first six months of 1996, net earnings were $76,101,000 compared to $75,276,000 for the same period in 1995. Increased crude and natural gas prices and higher chemicals sales volumes more than offset lower chemicals and Gulf Coast refining margins. Sales and other operating revenues increased to $2,012,405,000 during the first six months of 1996 from $1,828,540,000 in the same period last year, reflecting higher prices in the Upstream and Downstream and higher Chemicals volumes. Earnings per share were $2.44 for the first half of 1996 compared to $2.41 for the first half of 1995.

     The Board of Directors increased the quarterly cash dividend by 17% beginning in June 1996; i.e. from 60 cents per share to 70 cents per share. Cash dividends in the first half of 1996 increased to $40,578,000 compared to $34,311,000 in the first half of 1995.

     Total debt at the end of the first half of 1996 was $675,977,000, essentially unchanged from year-end 1995, with a debt-to-capital ratio of 35.8%. On June 27, 1996 Fina Oil and Chemical Company, the Company's principal operating subsidiary, filed on Form S-3 a $150 million debt shelf registration which was declared effective by the Securities and Exchange Commission on July 8, 1996 and $125 million in debt was issued at a rate of 6 7/8% for a term of five years due in 2001.

     Upstream revenues improved to $128,567,000 for second quarter 1996 and to $269,879,000 for the first six months of 1996 compared to $80,125,000 for second quarter 1995 and $163,197,000 for the first six months of 1995.
Upstream net earnings before interest and income taxes were $14,595,000 in second quarter 1996 compared to a loss of $7,729,000 in second quarter 1995, and were $33,060,000 for the first half of 1996 compared to a loss of $11,313,000 for the first half of 1995. Both the second quarter and first half improvements were due to higher natural gas and crude oil prices, as well as higher natural gas volumes from increased exploration and production development drilling programs. In late June, the Pharr 26 well was completed, a 100% owned property in Hidalgo County, Texas which is producing approximately 9 million cubic feet per day of gas and 85 barrels of oil per day. Lifting costs per barrel of oil equivalent were reduced 8% compared to last year's first half.

     Downstream revenues improved to $651,598,000 for second quarter 1996 and to $1,228,718,000 for the first six months of 1996 compared to $601,188,000 for second quarter 1995 and $1,109,776,000 for the first six months of 1995. Downstream net earnings before interest and income taxes were $4,503,000 in second quarter 1996 compared to $10,417,000 in second quarter 1995, and were $3,165,000 for the first half of 1996 compared to $14,407,000 for the first half of 1995. Downstream reported decreased earnings in the quarter compared to second quarter 1995 primarily due to lower industry fuels refining margins and aromatics margins, which are especially important at the Port Arthur Refinery where the Company is among industry leaders in aromatics production. First half of 1996 included the impact of planned maintenance downtimes at the Big
Spring Refinery for a turnaround on the fluid catalytic cracking unit
("FCCU"), the crude unit and the reformer. Simultaneously, a FCCU enhancement project was installed to improve yields.

     Chemicals revenues were $267,091,000 for second quarter 1996 and were $513,741,000 for the first six months of 1996 compared to $284,008,000 for second quarter 1995 and $555,504,000 for the first six months of 1995. Chemicals net earnings before interest and income taxes were $53,501,000 in second quarter 1996 compared to $77,934,000 in second quarter 1995, and were $107,937,000 for the first half of 1996 compared to $145,248,000 for the first half of 1995. The reductions reflect a 44% decline in average margins while sales volumes increased 29% primarily due to expansions and debottleneck projects in the polypropylene and styrenics businesses. Revenues were down due to price decreases which were partially offset by increased sales volumes. In mid-June, the Company completed, ahead of schedule and below budget, a 250 million pound crystal polystyrene production line, making the Carville Polystyrene Plant the largest polystyrene plant in the world. At the LaPorte polypropylene plant, an approximate 500 million pound expansion which started-up at the end of 1995, made it the largest polypropylene plant in the world.

     The Company's annual meeting of shareholders was held April 17, 1996. All members of the Board of Directors were reelected.

     The declared dividend of $.70 per share was paid on June 17, 1996 to shareholders of record on June 3, 1996.
The next regular dividend is expected to be paid in September 1996.

                          Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

     Not Applicable

Item 2. Changes in Securities.

     (a)  Not Applicable

     (b)  Not Applicable

Item 3. Defaults upon Senior Securities.

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

     Not Applicable

Item 5. Other Information.

     Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

     No Form 8-K's were filed during the period April 1, 1996 through, June 30, 1996. Form 8-K was filed completing underwriting and pricing agreements relating to a public debt offering on August 2, 1996. The debt offering filing was effective on July 8, 1996 and was filed on Form S-3.

     Exhibits incorporated herein by reference:

     (27)      Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FINA, Inc.
                                          ----------
                                          (REGISTRANT)

Date:  August 12, 1996

                                          BY:
                                          Yves Bercy
                                          Vice President, Chief Financial
                                          Officer and Treasurer

                               INDEX TO EXHIBITS


                        EXHIBIT
                        NUMBER     DESCRIPTION
                        -------    -----------------------
                         27        Financial Data Schedule