Form 10-Q
period 1996-09-30
FINA INC
filed 1996-11-14
CIK 5611

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               -------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    -------------

                         Commission File Number 1-4014

                                   FINA, Inc.
             (Exact name of registrant as specified in its charter)


                Delaware                                      13-1820692
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                      Identification No.)

       Fina Plaza, Dallas, Texas                                 75206
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

                   29,216,172 Class A as of October 21, 1996
                    2,000,000 Class B as of October 21, 1996

                          FINA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                  SEPTEMBER 30, DECEMBER 31,
                                                                      1996         1995
                                                                   ----------   ----------
ASSETS
Current assets:
   Cash and cash equivalents                                       $    1,617   $    7,271
   Accounts and notes receivable                                      465,651      336,246
   Inventories                                                        324,355      301,496
   Prepaid expenses and other current assets                           53,740       43,418
                                                                   ----------   ----------

            Total current assets                                      845,363      688,431
                                                                   ----------   ----------

Property, plant, and equipment; net of $1,470,785 accumulated
  depreciation at 6/30/96 and $1,388,645 at 12/31/95                1,677,174    1,662,887
Other assets                                                          195,818      136,400
                                                                   ----------   ----------

                                                                   $2,718,355   $2,487,718
                                                                   ==========   ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short term obligations                                          $  119,365   $   20,000
   Current installments of long term debt and lease obligations        36,397       35,474
   Accounts payable and accrued liabilities                           525,971      488,455
                                                                   ----------   ----------

            Total current liabilities                                 681,733      543,929
                                                                   ----------   ----------

Long term debt, excluding current installments                        518,977      498,446
Other deferred credits and liabilities                                286,748      267,286
Stockholders' equity:
   Preferred stock of $1 par value. Authorized 4,000,000 shares;
      none issued                                                        --           --
   Class A common stock of $.50 par value. Authorized
      38,000,000 shares; issued and outstanding 29,216,172 and
      29,207,572 shares in 1996 and 1995                               14,608       14,604
   Class B common stock of $.50 par value. Authorized
      and issued 2,000,000 shares                                       1,000        1,000
   Additional paid-in capital                                         450,898      450,601
   Retained earnings                                                  764,391      711,852
                                                                   ----------   ----------
            Total stockholders' equity                              1,230,897    1,178,057

Commitments and contingencies                                            --           --
                                                                   ----------   ----------

                                                                   $2,718,355   $2,487,718
                                                                   ==========   ==========



See accompanying notes to consolidated financial statements.

                          FINA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                         THREE MONTHS                  NINE MONTHS
                                                      ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                   --------------------------    --------------------------
                                                       1996          1995            1996          1995
                                                   -----------    -----------    -----------    -----------

Revenues:
   Sales and other operating revenues              $   993,264    $   916,287    $ 3,005,669    $ 2,744,827
   Interest and other, net                                (947)        (2,957)        (3,965)       (13,696)
                                                   -----------    -----------    -----------    -----------

                                                       992,317        913,330      3,001,704      2,731,131
                                                   -----------    -----------    -----------    -----------


Costs and expenses:
   Cost of raw materials and products purchased        743,170        669,855      2,270,754      2,022,066
   Direct operating expenses                           100,654         89,554        290,716        268,308
   Selling, general, and administrative expenses        19,882         21,674         63,883         63,790
   Taxes, other than on income                          12,127         10,714         36,022         33,847
   Dry holes and abandonments                            2,948            955         10,468          7,178
   Depreciation, depletion, amortization,
     and lease impairment                               44,456         41,152        125,359        115,897
   Interest charges, net                                 9,189         10,221         28,684         33,711
                                                   -----------    -----------    -----------    -----------

                                                       932,426        844,125      2,825,886      2,544,797
                                                   -----------    -----------    -----------    -----------

Earnings before income taxes                            59,891         69,205        175,818        186,334
Income taxes                                            21,025         24,232         60,851         66,085
                                                   -----------    -----------    -----------    -----------

            Net earnings                           $    38,866    $    44,973    $   114,967    $   120,249
                                                   ===========    ===========    ===========    ===========

Earnings per common share (note 2)                       $1.25          $1.44          $3.68          $3.85
                                                   ===========    ===========    ===========    ===========




See accompanying notes to consolidated financial statements.

                          FINA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                                      1996        1995
                                                                   ---------    ---------
Cash flows from operating activities:
   Net earnings (loss)                                               114,967      120,249
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Depreciation, depletion, amort., lease impairment & aband.     125,662      116,717
      Net equity in losses of affiliates                               4,046        6,186
      Loss (gain) on sale of assets                                   (3,003)       7,118
      Changes in assets and liabilities:
          Accounts and notes receivable (note 4)                    (129,405)      (3,110)
          Inventories                                                (22,859)     (32,452)
          Prepaid expenses and other current assets                  (10,322)      (3,618)
          Accounts payable and accrued liabilities                    25,080      (13,180)
          Current and deferred income taxes                           36,202       25,228
          Other                                                      (30,582)      (8,317)
                                                                   ---------    ---------

             Net cash provided by operating activities               109,786      214,821
                                                                   ---------    ---------

Cash flows from investing activities:
   Additions to property, plant and equipment                       (146,340)    (131,821)
   Proceeds from sale of assets                                       12,683       13,162
   Investments in and advances to affiliates (note 5)                (40,475)      (1,975)
                                                                   ---------    ---------

             Net cash used in investing activities                  (174,132)    (120,634)
                                                                   ---------    ---------

Cash flows from financing activities:
   Additions to long term debt and lease obligations                 254,418            0
   Payments of long term debt and lease obligations                 (232,964)     (34,015)
   Net change in short term obligations                               99,365       (7,000)
   Issuance of common stock                                              302          484
   Dividends paid                                                    (62,429)     (53,033)
                                                                   ---------    ---------

             Net cash used in financing activities                    58,692      (93,564)
                                                                   ---------    ---------

Net increase (decrease) in cash and cash equivalents                  (5,654)         623
Cash and cash equivalents at beginning of year                         7,271        3,533
                                                                   ---------    ---------

Cash and cash equivalents at end of year                           $   1,617    $   4,156
                                                                   =========    =========

                          FINA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (UNAUDITED)

(1) The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods presented. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the operating results for the full fiscal year.

(2) Earnings per common share is based on the weighted average number of outstanding shares. Shares issuable upon the exercise of stock options are excluded from the computation since their effect is insignificant. The weighted average number of outstanding shares was 31,216,172 and 31,202,172 for the three months ended September 30, 1996 and 1995, respectively. The weighted average number of outstanding shares was 31,213,352 and 31,195,051 for the nine months ended September 30, 1996 and 1995, respectively.

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

(4) The Company sold certain accounts receivable with recourse, with balances sold of $0 at September 30, 1996, and $80,000,000 at December 31, 1995. The $80,000,000 change in the balance results in a decrease in the 1996 cash flows provided by operating activities.

(5) The Company has guaranteed a bank note of a 50% equity joint venture, Cos-Mar Company. The balance was $0 at September 30, 1996, and $40,000,000 at December 31, 1995.

(6) The notes to the consolidated financial statements on pages 19 through 32 of the Company's 1995 Form 10-K are an integral part of these consolidated financial statements.

(7) On July 18, 1996 the Company issued $125,000,000 in debt securities on an unsecured basis. All of the proceeds were used to repay outstanding debt.

(8) Fina Oil and Chemical Company ("FOCC"), a wholly-owned subsidiary of FINA, Inc., is the main operating subsidiary of the Company whose principle lines of business include crude oil and natural gas exploration and production; petroleum products refining, supply and transportation and marketing; and chemicals manufacturing and marketing. Following is summary consolidated financial data for FOCC (in thousands).


                                       September 30,   December 31,
                                           1996            1995
                                        ------------   ------------
Current assets                          $   810,812    $   638,835
Noncurrent assets                         1,837,505      1,762,093
Current liabilities                        (650,336)      (493,078)
Noncurrent liabilities (1)               (1,786,070)    (1,794,887)
                                        -----------    -----------
           Net Assets                   $   211,911    $   112,963
                                        ===========    ===========


                                       Three Months Ended September 30,    Nine Months Ended September 30,
                                           1996              1995              1996              1995
                                        ----------        ----------        ----------        ----------
Sales and other operating revenues      $  917,420        $  862,585        $2,736,037        $2,583,722
                                        ==========        ==========        ==========        ==========
Gross profit(2)                         $   90,540        $  101,252        $  259,664        $  297,224
                                        ==========        ==========        ==========        ==========
Net earnings                            $   37,664        $   42,301        $  101,113        $  116,823
                                        ==========        ==========        ==========        ==========


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

                                PART I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Net earnings were $38,866,000 for the quarter ended September 30, 1996 compared to $44,973,000 for the third quarter of 1995. Sales and other operating revenues were $993,264,000 compared to $916,287,000 for third quarter 1995. Earnings per share were $1.25 compared to $1.44 per share for the third quarter of last year.

         The net earnings decrease in the third quarter 1996 was largely attributable to lower industry chemicals and Gulf Coast refining margins, partially offset by increased natural gas production volumes, higher crude oil and natural gas prices, and higher Chemical sales volumes. Upstream (exploration, production and natural gas marketing) earnings increased with higher crude oil and natural gas prices, higher natural gas volumes, and lower lifting costs. Increased Chemicals sales volumes partially offset lower Chemicals margins. In the Downstream (refining, marketing and supply and transportation) refining margins declined from the same period last year.

         For the nine months, net earnings were $114,967,000 compared to $120,249,000 for the same period in 1995. Higher natural gas production volumes, increased crude oil and natural gas prices, and higher Chemicals sales volumes were more than offset by lower industry chemicals and Gulf Coast refining margins. Sales and other operating revenues increased to $3,005,669,000 during the nine-month period compared to $2,744,827,000 for the same period in 1995, reflecting improved prices in the Upstream and Downstream, and higher Upstream and Chemicals sales volumes.

         Capital expenditures for the nine months were $148,415,000 compared to $131,821,000 for the same period in 1995, with increased exploration and development activities in the Upstream and enhancement projects at the Big Spring Refinery. An increase to the capital budget of $63,200,000 was approved by the Board of Directors for increased drilling activities and to finance a marketing related equity investment. The total capital budget for 1996 is now $263,100,000.

         In the Upstream, earnings before interest and income taxes (EBIT) improved to $11,428,000 in the third quarter of 1996 compared to a loss of $4,020,000 for the same period in 1995. For the nine-month period of 1996, Upstream EBIT was $44,488,000 compared to a loss of $15,333,000 for the same period in 1995. Both the third quarter and nine months improvements were due to higher crude oil and natural gas prices, higher natural gas volumes, and lower lifting costs. The step-out drilling and development activities, including the recently completed Pharr 26 natural gas well in Hidalgo County, Texas which is currently producing 15 million cubic feet per day, increased production volumes in the third quarter.

         In the Downstream, earnings before interest and income taxes (EBIT) decreased to a loss of $1,317,000 in the third quarter of 1996 compared to a gain of $5,034,000 for the same period in 1995. For the nine-month period of 1996, Downstream EBIT was $1,848,000 compared to $19,441,000 for the same period in 1995. The primary cause of decreased EBIT in both periods was lower industry Gulf Coast refining margins for fuels and aromatics which are especially important to the Port Arthur, Texas Refinery. Operations at the Port Arthur, Texas Refinery were generally excellent with many throughput records and operations reliability.

         Chemicals EBIT for the third quarter was $63,089,000 which was a decrease from third quarter 1995's EBIT of $82,566,000. For the nine month period of 1996, EBIT of $171,026,000 was down from the corresponding period in 1995 of $ 227,814,000. Compared to the nine months of 1995, sales and production volume increases of more than twenty percent , principally due to expansions in the polypropylene and polystyrene plants, were more than offset by lower industry margins. At the Polypropylene Plant in LaPorte, Texas, a 500,000,000 pound per year expansion, which started up at the end of 1995, made it the largest in the world and helped increase sales volumes. Capacity was doubled at the joint venture Propylene Splitter Plant near Houston with the mid-August start-up of a second line, which increased the integrated supply of polymer grade propylene to the Polypropylene Plant. A recently announced expansion of the High Density Polyethylene Plant near Houston will double the facility's production capacity to 850,000,000 pounds per year when completed in mid 1998.

         The Company's regular quarterly dividend of $.70 per share was paid on September 16, 1996 to shareholders of record on September 3, 1996. On October 24, 1996, the Board of Directors voted a regular quarterly dividend of $.70 per share to be paid on December 17, 1996 to shareholders of record on December 3, 1996.

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

         A Form 8-K was filed on July 17, 1996 discussing the issuance of $125 million in debt.

         Exhibits incorporated herein by reference:

         (27)      Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FINA, Inc.
                                          ----------
                                          (REGISTRANT)

Date: November 13, 1996

                                          BY: /s/ YVES BERCY
                                              --------------------------------
                                              Yves Bercy
                                              Vice President, Chief Financial
                                                Officer and Treasurer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION
------          -----------
 27             Financial Data Schedule