Form 10-K
period 1996-12-31
FINA INC
filed 1997-03-14
CIK 5611

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

    (MARK ONE)
      [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]
                       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

      [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K ON ANY AMENDMENT TO THIS FORM 10-K. [ ]

     The aggregate market value of the Class A Common voting stock held by non-affiliates of the Registrant as of February 11, 1997 was $146,450,000 based on the average price of $50.125 per share as recorded by the American Stock Exchange.

     The number of shares outstanding of each of the issuer's classes of common stock, as of February 11, 1997:

                       CLASS A COMMON STOCK -- 29,216,972
                       CLASS B COMMON STOCK --  2,000,000

     Documents Incorporated by Reference: Part III: The Company's Proxy Statement for Annual Meeting of Stockholders to be held April 16, 1997.

================================================================================

                             CROSS REFERENCE SHEET

                         FORM 10-K ITEM                            LOCATION IN
                       NUMBER AND CAPTION                           FORM 10-K
                       ------------------                          -----------
PART I:
 1.  Business....................................................  page 1
 2.  Properties..................................................  page 3
 3.  Legal Proceedings...........................................  page 5
 4.  Submission of Matters to a Vote of Security Holders.........  page 5
PART II:
 5.  Market for the Registrants' Common Stock and Related
       Security Holder Matters...................................  page 6
 6.  Selected Financial Data.....................................  page 7
 7.  Management's Discussion and Analysis of Financial Condition
       and
       Results of Operations.....................................  page 7
 8.  Financial Statements and Supplementary Data.................  page 13
 9.  Changes in and Disagreements with Accountants on Accounting
       and
       Financial Disclosure......................................  page 39
PART III:
10.  Directors and Executive Officers of the Registrant..........  page 39
11.  Executive Compensation......................................  page 39
12.  Security Ownership of Certain Beneficial Owners and
       Management................................................  page 40
13.  Certain Relationships and Related Transactions..............  page 40
PART IV:
14.  Exhibits, Financial Statement Schedules and Reports on
       Form 8-K..................................................  page 40

                                     PART I
ITEM 1  BUSINESS

     (a) FINA, Inc. (and subsidiaries, collectively the "Company" or "FINA") was organized in 1956 as American Petrofina, Incorporated and is part of an international group of about 166 companies in 34 countries which are affiliated with PetroFina S.A., a publicly-held corporation organized under the laws of the Kingdom of Belgium. Petrofina Delaware, Incorporated ("PDI") owns approximately 85% and 100% of the Class A and Class B common stock of the Company, respectively. PetroFina S.A. owns 100% of PDI and American Petrofina Holding Company.

     On February 25, 1997, the Company received a letter from PetroFina, S.A. ("PetroFina") proposing a merger transaction in which the Company would become a wholly-owned affiliate of PetroFina. The transaction would be a negotiated merger in which each holder of a Class A share not owned by PetroFina and its affiliates would receive the equivalent of $60 U.S. per share in cash, PetroFina shares or a combination of cash and PetroFina shares. PetroFina advised that it intends to seek listing on The New York Stock Exchange of American Depositary Receipts representing shares of PetroFina concurrently with the transaction. Consummation of the merger would be subject, among other things, to approval of the Board of Directors of the Company and the negotiation and execution of a definitive merger agreement containing customary terms and conditions. In its letter, PetroFina acknowledged that the Company may wish to consider the proposal through a special committee of independent directors with its own independent advisors and invited the Company's representatives to meet with PetroFina advisors to discuss the proposal.

     Following receipt of the merger proposal, the Board of Directors of the Company acting by written consent appointed a special committee of independent directors (the "Special Committee") to review and evaluate the merger proposal of PetroFina. The Special Committee consists of Ernesto Marcos, Robert L. Mitchell and Patricia M. Wallington. Dr. Marcos and Ms. Wallington currently serve as directors and Mr. Mitchell, a former director of the Company, was re-elected to the Board for the specific purpose of serving on the Special Committee. The members of the Special Committee are not and have not been employees or officers of the Corporation or employees, officers or directors of PetroFina and its affiliates. The Special Committee expects to retain independent legal counsel and independent investment advisors to assist the members of the Special Committee in carrying out their duties and responsibilities.

     As of March 6, 1997, the Company has not responded to the PetroFina merger proposal and will not do so until the Special Committee completes its review and evaluation. It is anticipated that the review and evaluation process will be completed in the next 60 days.

     The Company is aware of two shareholder suits filed in Delaware challenging the proposed merger. See Item 3 of this Form 10-K Annual Report.

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

     Capital expenditures for 1996 were $263.3 million, or 21% above the prior year's $218.4 million. Capital expenditures by segments of the Company are shown in Note 14 to the Consolidated Financial Statements on pages 31 and 32. Expenditures associated with refining, supply and transportation and marketing were $72.2 million of the total capital expenditures primarily for efficiency and yield improvement projects at both refineries and a marketing investment. Expenditures of $125.3 million for exploration and production were attributable primarily to exploration and development drilling activity. Expenditures relating to chemicals were $54.3 million due to major expansions in two of the Company's four product lines. The capital expenditures budget for 1997 is $261.6 million.

     No major individual assets or subsidiaries were acquired or disposed of during the five years ending December 31, 1996.

     (b) Segment data is shown in Note 14 "Segment Data" to Consolidated Financial Statements on pages 31 and 32.

     (c) The Company has grouped its businesses into (1) crude oil and natural gas exploration and production, and natural gas marketing; (2) petroleum products refining, supply and transportation and marketing; and (3) chemicals manufacturing and marketing, primarily petrochemicals and plastics including polypropylene, styrene monomer, polystyrene and high density polyethylene, and the licensing of certain chemical processes. The energy products are produced by FOCC, a Delaware corporation. Petrochemicals and plastics are manufactured by FOCC and by Cos-Mar Company ("Cos-Mar"), a 50% owned joint venture.

     The Company markets gasoline and other refined products, including naphtha, jet fuel, distillates, diesel fuel, heavy oils and asphalt, under the FINA(R) brand or as unbranded products. FINA(R) transportation fuel products are primarily sold through 2578 branded retail outlets, of which 38 are company-owned service stations and the remainder are owned and operated by 225 independent businesses located in 13 states in the Southeastern and Southwestern regions of the United States. The Company also markets petrochemicals and plastics under the FINA(R) brand. Fina Natural Gas Company is engaged in natural gas marketing.

     Following are products which accounted for more than 10% of consolidated revenues in 1996, 1995 and 1994, and their appropriate percentage of revenues for the three years:

                                                             PERCENTAGE OF REVENUES
                                                             -----------------------
                                                              1996    1995    1994
                                                             ------- ------- -------
Refined Products:
  Gasoline..................................................     30%     31%      29%
  Distillates...............................................     20%     19%      20%
Petrochemicals and Plastics.................................     29%     32%      28%
Natural Gas.................................................     12%      8%      14%

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

     The Company licenses its patented chemical processes throughout the world. The net earnings derived from licensing were not material to the consolidated results of operations in 1996, 1995 and 1994.

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

     Inventories of refined products and crude oil vary according to the overall supply environment and in anticipation of price increases or decreases. Payments for crude oil are generally expected by the 20th day of the month following the month in which the crude oil was delivered. Payments for refined products are generally expected within 10 days of billing. Payments for chemicals are generally expected within 30 days of billing. Credit is sometimes extended for a longer period on products when there is a surplus, and in some cases, credit terms are influenced by credit history and financial stability.

     No material part of the business is dependent on a single customer or a few customers. Most of the Company's customers are located in the Southern and Midwestern regions of the United States, except with respect to chemicals where customers are located throughout the United States. No single customer accounted for more than 5% of the Company's sales in 1996, 1995 or 1994, and no account receivable from any customer exceeded 5% of the Company's consolidated stockholders' equity at December 31, 1996, 1995 or 1994.

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

     During 1996, $13.5 million was expended on pollution control and environmental protection capital projects. It is estimated that environmental capital expenditures will be approximately $12.6 million companywide in 1997. Additionally, during 1996, $43.6 million was charged to expense relating to ongoing environmental administration and maintenance activities at operating facilities.

     The number of persons employed on December 31, 1996 was 2,615 full time and 49 part time.

     (d) Sales, operating profit (loss), and identifiable assets for the three years ended December 31, 1996 were substantially all attributable to domestic operations.

     (e) "Executive Officers of the Registrant" are described in Part III, Item 10.

ITEM 2  PROPERTIES

     (a) The Company owns and operates two refineries in Texas. The total raw materials processed at both refineries averaged 211,000 barrels per day for 1996. The Port Arthur, Texas refinery is located on 1,231 acres in Jefferson County, Texas and the Big Spring, Texas refinery is located on 1,259 acres in Howard County, Texas.

     The polystyrene plant located in Carville, Louisiana is the largest polystyrene manufacturing plant in the world; total net capacity is 1.025 billion pounds per year. The Carville, Louisiana plant, and the adjacent styrene monomer plant discussed herein, are located on 358 acres in Iberville Parish, Louisiana.

     The Company owns and operates a polypropylene plant at La Porte, Texas on
76.5 acres of land in Harris County, Texas. During 1996, the throughput capacity was 1.5 billion pounds per year. The La Porte, Texas, plant is the largest polypropylene manufacturing plant in the world.

     The Company purchased a high density polyethylene plant in 1992. The plant is located in Harris County, Texas, in the Bayport area. The plant has a capacity of 420 million pounds per year and is situated on 54.7 acres of land.

     The Company operates, for a 50% owned joint venture, a styrene monomer plant located in Carville, Louisiana. Gross production capacity is 2 billion pounds per year. This plant is the largest styrene plant in the world.

     A subsidiary of the Company owns a 33% interest in a propylene splitter at Mont Belvieu, Texas, with an approximate capacity of 1.5 billion pounds per year.

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

     (b) Reserve Quantity information is shown in "Supplemental Oil and Gas Data (Unaudited)" to Consolidated Financial Statements on pages 35 and 36.

     (c) 1. Location of Reserves. The Company's major crude oil reserves are located in West Texas in the Permian Basin, and the Company's major gas reserves are located in High Island A571 offshore in the Gulf of Mexico, at Mecom and LaTerre in Louisiana, and in the Texas Rio Grande Valley. All of the Company's proved oil and gas reserves are located in the United States.

        2. Reserves Reported to Other Agencies

     Total proved net oil and gas reserves as of December 31, 1995 were reported to the Energy Information Agency of the U.S. Department of Energy in May 1996 (EIA-28) in the amounts of 35 million barrels of crude oil and natural gas liquids and 314 BCF of natural gas.

     The reserve estimates reported above do not vary by more than five percent from the similar amounts reported to the SEC for the same date.

        3. Production

                                                              FISCAL YEAR
                                                           ENDED DECEMBER 31,
                                                        ------------------------
                                                         1996     1995     1994
                                                        ------   ------   ------
Average Wellhead Sales Price:
  Crude Oil and Condensate ($/Bbl)....................  $19.33   $15.53   $14.27
  Natural Gas ($/MCF).................................  $ 2.45   $ 1.57   $ 1.85
Production (Lifting) Costs, including production
  severance taxes ($BOE) (natural gas converted to
  barrels at 6 MCF to 1 Bbl)..........................  $ 4.21   $ 4.35   $ 5.28

     All of the Company's production is located in the United States. Any volumes of natural gas liquids resulting from ownership of processing plant facilities are not significant.

        4. Productive Wells and Acreage

     As of December 31, 1996:

           PRODUCTIVE WELLS
  ----------------------------------
      GROSS                 NET              DEVELOPED ACREAGE
  --------------        ------------        --------------------
   OIL       GAS        OIL      GAS         GROSS         NET
  -----      ---        ---      ---        -------      -------
  1,714      330        521      140        606,864      253,584

        5. Undeveloped Lease Acreage

                                                        GROSS             NET
                                                        -----             ---
As of December 31, 1996...........................  603,955 acres    238,323 acres

     Fee, mineral and royalty acreage was 1,036,180 net acres as of December 31, 1996.

        6. Drilling Activity

                                  GROSS WELLS                    NET WELLS
                            YEAR ENDED DECEMBER 31,       YEAR ENDED DECEMBER 31,
                           -------------------------     -------------------------
                           1996      1995      1994      1996      1995      1994
                           -----     -----     -----     -----     -----     -----
Exploratory
  Productive.............    21        12         4       17.9       8.6       1.5
  Dry....................     8         5         4        6.0       3.2       1.2

Development
  Productive.............    77        31        73       40.8      10.9      30.1
  Dry....................     6         6         2        1.5       3.9       1.6

        7. Present Activity as of December 31, 1996

DRILLING WELLS IN PROGRESS
--------------------------
Gross.......................................................      6.0
Net.........................................................      3.9

     At all times the Company has contractual obligations to deliver natural gas, usually on an "as needed" basis. Therefore, contract quantities are not fixed and determinable. In May of 1989, the Company began purchasing gas produced by unaffiliated companies for resale to the Company's customers. During 1996, 182,843 MMCF of gas was purchased and resold from both affiliated and unaffiliated companies. The Company's obligations to deliver natural gas have been met.

     On December 31, 1996, the Company was obligated to deliver 6,596,284 barrels of crude oil in January 1997, 2,343,561 barrels in February, 2,745,858 barrels in March and 1,759,355 barrels in April. The Company purchases crude oil either at the lease, on the spot market or on the futures market to fulfill its commitments. The Company met its contractual obligations to date.

ITEM 3  LEGAL PROCEEDINGS

     As of December 31, 1996, neither FINA, Inc. nor any of its subsidiaries was a party to, nor was any of their property subject to, any uninsured material pending legal proceedings or claim which exceeds 10% of the current assets.

     The Company understands that following the public announcement of the merger proposal of PetroFina described in Item 1 of this Form 10-K Annual Report, Alan R. Kahn and Kranie Stern, allegedly stockholders of the Company, each filed suit in the Court of Chancery of the State of Delaware against PetroFina, FINA and its directors at the date of filing. The suits, which purport to be class actions, allege a breach of fiduciary duties and seek to enjoin the merger or, if consummated, to set it aside. The Company will file an answer to each of the suits denying the allegations and intends to contest the litigation vigorously.

     Management believes that there is no environmental liability pertaining to proceedings involving a governmental authority with sanctions in excess of $100,000 which is reasonably foreseeable in relation to its business activities and operational permits other than:

     1. On March 10, 1993, the United States of America ("USA"), on behalf of the Secretary of the Army and the Army Corps of Engineers ("Corps"), filed a lawsuit seeking injunctive relief requiring FOCC and others to restore and revegetate 37.5 acres of seagrass allegedly damaged during drilling. On December 16, 1993, the USA, at the request of the Corps, filed a second lawsuit seeking an injunction requiring FOCC to remove an oil wellhead and its associated structures from the Laguna Madre. A settlement has been reached assessing penalties against FOCC of $1.4 million, and FOCC will assume responsibility for necessary seagrass remediation with substantial contribution from other parties.

     2. The Florida Department of Environmental Protection has conducted audits of three locations in Florida as part of an investigation into the repayment of disallowed credits. In two instances, final audit reports were issued with requests for repayment totaling $557,265. An initial report in the remaining audit has been issued requesting a refund of approximately $203,082. FOCC has filed requests for extension of time within which to file request for formal administrative proceedings.

     Environmental contingencies and the Company's policy regarding environmental costs are discussed in Note 13 to the Consolidated Financial Statements, on pages 29 and 30. A reserve has been established in accordance with the policy. The level of future expenditures for environmental matters, including clean-up obligations, is impossible to determine with any degree of accuracy.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1996.

                                    PART II

ITEM 5 MARKET FOR THE REGISTRANTS' COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Class A Common Stock of the Company is traded on the American Stock Exchange under the symbol FI. On February 5, 1997, there were 29,216,972 Class A Common Shares outstanding and 2,409 holders of the shares.

      COMMON STOCK MARKET PRICES BY QUARTER AND DIVIDEND PAID PER QUARTER

                                                    1996                                  1995
                                      --------------------------------      --------------------------------
                                                              DIVIDEND                              DIVIDEND
                                        HIGH        LOW         PAID          HIGH        LOW         PAID
                                      --------    --------    --------      --------    --------    --------
1st Quarter........................... $51 7/8     $    47       $0.60       $41 3/4     $34 1/4        $.50

2nd Quarter...........................  55 1/4      48 3/8        0.70        46 3/4      40 3/4         .60

3rd Quarter...........................  55 1/2      48 7/8        0.70        50 7/8      45 3/4         .60

4th Quarter...........................  54 1/2      46 1/2        0.70        50 3/4      44 1/4         .60

     The Stock Transfer Agent and Registrar of Stock is First Chicago Trust Company of New York, P.O. Box 2500, Jersey City, New Jersey 07303-2500.

ITEM 6  SELECTED FINANCIAL DATA

                          FINA, INC. AND SUBSIDIARIES

                    SUMMARY OF FINANCIAL AND OPERATING DATA

                                                            1996         1995         1994         1993         1992
                                                         ----------   ----------   ----------   ----------   ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND EMPLOYEES)
FINANCIAL
Sales and other operating revenues.....................  $4,081,244   $3,606,637   $3,421,112   $3,416,223   $3,397,523
Depreciation, depletion, amortization, and lease
  impairment...........................................     171,029      213,964      185,961      198,341      194,804
Net earnings:
  Earnings before cumulative effect of accounting
    change.............................................     153,206      104,425      102,041       70,353       24,138
  Cumulative effect of accounting change(1)............          --           --           --           --      (34,320)
  Net earnings (loss)..................................     153,206      104,425      102,041       70,353      (10,182)
Earnings per common share:
  Earnings before cumulative effect of accounting
    change.............................................        4.91         3.35         3.27         2.26          .77
  Cumulative effect of accounting change(1)............          --           --           --           --        (1.10)
  Net earnings (loss)..................................        4.91         3.35         3.27         2.26         (.33)
Earnings prior to the adoption of SFAS 121:
  Net earnings.........................................          --      142,598           --           --           --
  Earnings per share...................................          --         4.57           --           --           --
Capital expenditures...................................     263,330      218,436      136,381      125,472      211,442
Long-term debt.........................................     584,983      496,331      531,162      740,058      890,389
Total long-term obligations............................     587,290      498,446      532,148      766,476      950,960
Total assets...........................................   2,855,822    2,487,718    2,493,862    2,511,353    2,924,475
Stockholders' equity...................................   1,247,285    1,178,057    1,144,807    1,098,827    1,076,966
Cash dividends per share...............................        2.70         2.30         1.80         1.60         1.60
Average shares outstanding.............................      31,214       31,198       31,188       31,180       31,126
OPERATIONS
Crude oil, condensate, and natural gas liquids produced
  (in thousands of net barrels)........................       3,808        3,749        4,556        5,905        7,164
Natural gas produced (in millions of cubic feet).......      56,719       52,119       52,864       67,924       75,589
Natural gas sold (in millions of cubic feet)...........     193,682      190,926      259,515      204,449      178,712
Total refinery throughput (barrels per day)............     211,000      220,000      215,000      198,000      187,000
Major petrochemicals and plastics sold (millions of
  pounds)..............................................       3,700        3,000        3,200        3,000        2,700
Company-branded service stations.......................       2,578        2,702        2,607        2,675        2,644
Undeveloped leasehold acreage (net)....................     212,625      209,167      189,723      203,734      257,836
Fee, mineral, and royalty acreage (net)................   1,036,180    1,035,922    1,036,342    1,045,108    1,056,963
Employees (year-end)...................................       2,664        2,693        2,770        3,224        3,369

---------------

(1) Cumulative effect to January 1, 1992 of change in accounting for postretirement benefits other than pensions.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF FINANCIAL INFORMATION

     Net income for 1996 was $153 million compared to $104 million in 1995 and $102 million in 1994. Net income for 1995 was $143 million prior to an accounting change for Statement of Financial Accounting Standards No. 121 ("SFAS 121") resulting in a $38 million reduction to net income.

     Earnings per common share in 1996 were $4.91. Earnings per common share in 1995, after SFAS 121, were $3.35 compared to $3.27 in 1994. Stockholders' equity was $1.2 billion or $39.96 per common share, in 1996 compared to $1.2 billion, or $37.75 per common share, in 1995 and $1.1 billion, or $36.70 per common share, in 1994. The increase in stockholders' equity in 1996, 1995 and 1994 was attributable to net income less annual dividends of $2.70 per share in 1996, $2.30 per share in 1995 and $1.80 per share in 1994.

     Sales and other operating revenues for 1996 were $4.1 billion compared to $3.6 billion in 1995 and $3.4 billion in 1994. The increase in 1996 was primarily due to higher crude oil and natural gas prices, higher refined product prices and higher chemical volumes.

     Total assets in 1996 were $2.9 billion. Total assets in 1995 and 1994 were $2.5 billion. The increase in 1996 was principally due to capital expenditures exceeding depreciation, depletion and amortization, additional investments in affiliates, and an increase in receivables.

     Cost of raw materials and products purchased increased 16% in 1996 primarily due to higher crude oil and natural gas prices and higher chemical volumes. Direct operating expenses as a percent of sales and other operating revenues were relatively constant for 1996, 1995 and 1994.

     Selling, general and administrative expenses were $87.0 million, $86.2 million and $78.1 million in 1996, 1995 and 1994, respectively.

     Interest expense decreased in 1996 from 1995 and 1994 because of lower interest rates, refinancing activities and lower average debt outstanding.

     Interest and other income for 1996 is a loss of $2.7 million compared to an $11.1 million loss in 1995 and a $16.0 million gain in 1994. For 1995 and 1994, the gain or the loss was primarily associated with asset sales of exploration and production properties.

     Long-term balance sheet obligations less current installments were $587 million at year-end 1996, compared to $498 million at year-end 1995 and $532 million at the end of 1994. Total balance sheet debt was $696 million at year-end 1996 compared to $554 million at year-end 1995 and $650 million at year-end 1994. The increase in 1996 was primarily due to the termination of $120 million of off-balance-sheet financing which consisted of an $80 million accounts receivable sale and a $40 million guaranteed Cos-Mar joint venture borrowing from a bank which was replaced with an additional investment by the Company.

     During the fourth quarter of 1995, the Company adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", ("SFAS 121") which resulted in a before-tax addition of $58,723,000 to depreciation, depletion and amortization expense. After tax, the additional charge was $38,173,000 or $1.22 per share. Under SFAS 121, the Company now evaluates impairment of exploration and production assets on a field-by-field basis rather than using a one country cost center for its proved properties. On this basis, certain fields are impaired because they are not expected to recover their entire book value from future cash flows. The value of certain marketing assets in the Company's Downstream business were also impaired under SFAS 121. As a result, the Company recognized a non-cash, pre-tax charge of $52,523,000 related to its exploration and production assets and $6,200,000 related to its marketing assets. The fair values of the impaired assets were determined by using the present value of expected future cash flows for the oil and gas properties and sales prices for similar assets for marketing assets. If estimated future cash flows are not achieved with respect to certain fields, further writedowns may be required.

     Crude oil, refined products and chemical inventories are priced at the lower of cost (last-in, first-out, "LIFO") or market on an aggregate basis. Materials and supplies are priced at average cost, not in excess of market; in the case of material salvaged, an allowance is made for obsolescence. The excess of replacement cost of crude oil and refined products and chemicals over LIFO cost at December 31, 1996 was approximately $65.8 million and $7.4 million at December 31, 1995.

     The impact of the various lines of business on the financial position and results of operations is discussed in the following text under appropriate operating unit subheadings.

  Exploration and Production and Natural Gas Marketing

     Revenues and earnings (loss) before interest and income tax were $569.0 million and $69.3 million, $352.9 million and ($66.9 million), and $549.2 million and ($3.4 million) for 1996, 1995 and 1994, respectively. Increased net earnings in 1996 were due to higher crude oil and natural gas prices, higher production volumes, lower lifting costs, higher natural gas marketing earnings and the effect of the SFAS 121 charge of $52.5 taken in 1995.

     Average crude oil, condensate and natural gas liquids production was 3.8 net million barrels in 1996, an increase from 3.7 net million barrels in 1995. Natural gas production in 1996 was 56.7 billion cubic feet and 52.1 billion cubic feet in 1995.

     Average wellhead prices for crude rose $3.80 per barrel to $19.33 in 1996. Average wellhead prices for natural gas were $2.45 per MCF in 1996, up from $1.57 per MCF in 1995.

     Increased drilling activity resulted in record reserve additions of 26.1 million barrels of oil equivalent. Finding and development costs in 1996 were $5.71 per barrel oil equivalent, compared to $6.03 in 1995. Lifting costs, at $4.21 per barrel oil equivalent, were improved from $4.35 in 1995.

     The Company participated in 29 gross exploratory wells, compared to 17 in 1995 and 8 in 1994. The success rate was 72% compared to 71% in 1995 and 50% in 1994. The Company's participation in net exploratory wells was 23.9, compared with 11.8 in 1995 and 2.7 in 1994. The success rate for net exploratory wells was 75% compared to 73% in 1995 and 56% in 1994.

     Natural Gas Marketing sales volumes of 500 million cubic feet per day in 1996 increased from 494 million cubic feet per day in 1995.

  Refining, Supply and Transportation and Marketing

     Revenues and earnings (loss) before interest and income tax were $2.5 billion and ($16.8 million), $2.2 billion and ($4.7 million) and $2.0 billion and $47.2 million for 1996, 1995 and 1994, respectively.

     Lower results during 1996 were primarily due to lower industry fuels and aromatics margins and increased turnaround activity at both refineries. These factors were partially offset by improved yields and plant operations.

     1996 was the fifth consecutive year of low Gulf Coast industry margins primarily due to increased supplies attributed to debottlenecking of industry upgrading capacity and increased imports. Lower aromatics margins generally reflected increased supplies from reducing aromatics in gasoline and increased extraction capacity.

     Refinery operations in 1996 included a throughput of 211,000 barrels per day. Throughput was limited by scheduled major turnarounds at the Port Arthur, Texas Refinery and in the Big Spring, Texas Refinery which occurs only once every four years, and by product pipeline constraints. At the Big Spring, Texas Refinery, a major Fluid Catalytic Cracking Unit enhancement improved yields of higher value products, but the financial benefits were generally offset by the planned turnaround.

  Chemicals

     Revenues and earnings before interest and income taxes were $1.0 billion and $231.2 million, $1.1 billion and $290.6 million and $890.3 million and $164.4 million for 1996, 1995 and 1994, respectively.

     Chemicals was the largest contributor to earnings, although down 20.4% from 1995 due to a 40% drop in industry margins reflecting new capacity additions only partially offset by higher volumes. Record production was achieved at all sites; styrene was up 10%, polystyrene up 27%, polypropylene up 37% and polyethylene up 9%.

     Total chemical sales volumes were up 25% versus the prior year reflecting the higher production levels and major expansion projects at the polypropylene and polystyrene plants.

     In mid-June, a 250 million pound per year crystal polystyrene production line was completed, making the Carville, Louisiana Polystyrene Plant the largest polystyrene plant in the world. At the Polypropylene Plant in LaPorte, Texas, a 500 million pound-per-year expansion started up at the end of 1995, making it the largest polypropylene plant in the world, and it operated in a sold-out position throughout the year. Capacity was doubled at the joint venture Propylene Splitter Plant near Houston. Project implementation began on an expansion of the High Density Polyethylene Plant near Houston that will double the facility's production capacity when completed in mid-1998. Engineering also began on another expansion at the Polypropylene Plant which could further increase capacity by 550 million pounds in late 1998.

ENVIRONMENTAL MATTERS

     The Company was contingently liable at December 31, 1996, under pending lawsuits and other claims, some of which involved substantial sums. Considering certain liabilities or reserves that have been set up for the lawsuits and claims, and the difficulty in determining the ultimate liability in some of these matters, internal counsel is of the opinion that the amounts, if any, that ultimately might be due in connection with such lawsuits and claims would not have a material adverse effect upon the Company's consolidated financial condition.

     The Company is subject to loss contingencies pursuant to federal, state and local environmental laws and regulations. These regulations, which are currently changing, regulate the discharge of materials into the environment and may require the Company to incur future obligations to investigate the effects of the release or disposal of certain petroleum, chemical and mineral substances at various sites; to remediate or restore these sites; to compensate others for damage to property and natural resources and for remediation and restoration costs. These possible obligations relate to sites owned by the Company or others and associated with past or present operations, including sites at which the Company has been identified as a Potentially Responsible Party ("PRP") under the federal Superfund laws and comparable state laws. The Company is currently participating in environmental investigations, assessments and cleanups under these regulations at federal Superfund and state-managed sites, as well as other cleanup sites, including operating and closed refineries, chemical facilities, service stations, pipelines and terminals. The Company may in the future be involved in additional environmental investigations, assessments and cleanups. The magnitude of future costs will depend on factors such as the unknown nature of contamination at many sites, the unknown timing, extent and method of the remedial actions which may be required and the determination of the Company's liability in proportion to other responsible parties.

     Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefit are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. The Company has accrued for environmental remediation obligations of $20,339,000 and $20,856,000 at December 31, 1996 and 1995,
respectively. Substantially all amounts accrued are expected to be paid out over the next five to six years. The level of future expenditures for environmental remediation obligations is impossible to determine with any degree of reliability. The Company spent approximately $13,484,000 and $14,782,000 at December 31, 1996 and 1995, respectively, in capital expenditures for environmental protection and for compliance with federal, state and local environmental laws and regulations. In addition, the Company expensed $43,621,000 and $43,135,000 in 1996 and 1995, respectively, for ongoing environmental administration and maintenance activities at operating facilities. The Company also paid $10,165,000 for Superfund taxes in 1995. Total environmental cash expenditures are expected to increase over an extended period of time. Estimated environmental capital expenditures for 1997 are $12,598,000.

CAPITAL RESOURCES AND LIQUIDITY

     The Company's cash liquidity requirements for working capital, capital expenditures, acquisitions and debt interest over the past three years were financed primarily by a combination of funds generated from operations, borrowings and dispositions of assets.

     Operating cash flows, defined as earnings before interest, taxes, depreciation, depletion, amortization and lease impairment (EBITDA), was $437.5 million in 1996 compared to $417.9 million in 1995 and $382.9 million in 1996. The increase in 1996 operating cash flows compared to 1994 and 1995 are the result of increased operating profits by the Company due to improved Chemical profits in 1995 and higher Upstream profits in 1996.

     During 1996, cash provided by operating activities totaled $221.6 million, compared with $366.2 million in 1995 and $275.4 million in 1994. Cash flow from operating activities during 1995 increased $90.2 million compared to the prior year primarily resulting from a $46.5 million reduction of working capital and a $40.6 million improvement to earnings prior to the non-cash impact of SFAS 121. Cash flow from operating activities during 1996 decreased $144.6 million compared to 1995 primarily due to the termination of the $80 million account receivable sale and a $10.4 million increase in working capital in 1996 compared to the $46.5 million decrease in working capital in 1995.

     The Company's year-end 1996 balance sheet debt was $696 million compared to $554 million at year-end 1995 and $650 million at year-end 1994. The increase in debt during 1996 was primarily due to the termination of the $120 million of off-balance-sheet financing. During 1995, debt was reduced primarily with proceeds from the sale of assets and funds from operations. The majority stockholder of the Company has not been the principal lender in the past three years.

     In July 1996, the Company offered initial public debt of $125 million five-year notes at market rates. The proceeds were used to refinance debt at lower costs. The public debt was registered with the Securities and Exchange Commission on Form S-3 in June 1996 and carried credit ratings of single A from Standard & Poor's and A-3 from Moody's Investors Service.

     The Company replaced its short term bank borrowings with a $400 million commercial paper program supported fully by its unused revolving credit facility in the third quarter of 1996.

     In 1993, the Company entered into long-term note agreements with certain insurance companies that provided for unsecured borrowings aggregating $275 million under Series A, Series B, and Series C Senior Notes. Proceeds from these notes were used to repay other debt.

     The Company has an unsecured revolving credit facility with a group of banks in the amount of $425 million. Under the facility, the Company has available credit in an amount of $325 million through February 2002.

     The Company paid dividends of $2.70 per share in 1996, $2.30 per share in 1995 and $1.80 per share in 1994.

     The Company believes that cash provided by operations, together with borrowings available under the revolving credit facility with banks, will be sufficient to fund the Company's working capital requirements, capital expenditures, principal, interest and dividends.

  Capital Expenditures

                                                 1996        1995      1994
                                               --------    --------  --------
                                                       (IN THOUSANDS)
Exploration, Production and Natural Gas....... $125,254    $ 55,606  $ 49,299
Refining, Supply and Transportation and
  Marketing...................................   72,231      42,234    48,817
Chemicals.....................................   54,318     113,911    33,579
Corporate and Other...........................   11,517       6,685     4,686
                                               --------    --------  --------
          Total............................... $263,330    $218,436  $136,381

     1996 capital expenditures were 21% above 1995. The projected capital expenditures budget in 1997 is $262 million.

IMPACT OF INFLATION AND CHANGING PRICES

     The business of the Company is not seasonal but is sensitive to crude oil and natural gas pricing, margins between crude oil and refined products and chemical margins. Inflation impacts the Company by increasing costs of labor and supplies, and increasing costs of acquiring and replacing property, plant and equipment. The replacement cost of property, plant and equipment is generally greater than the historical cost as a result of inflation.

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

     The Board of Directors exercises its oversight role for the Consolidated Financial Statements through its Audit Committee, which is composed solely of directors who are not officers or employees of the Company. The Audit Committee meets with Company management, internal auditors and the independent auditors to review the audit scope and any recommendations for improvements in the Company's internal accounting controls. The independent auditors are engaged to provide an objective, independent view of the fairness of reported operating results and financial condition.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          FINA, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   14
Consolidated Balance Sheet -- December 31, 1996 and 1995....   15
Consolidated Statement of Operations -- Three years ended
  December 31, 1996.........................................   16
Consolidated Statement of Stockholders' Equity -- Three
  years ended December 31, 1996.............................   17
Consolidated Statement of Cash Flows -- Three years ended
  December 31, 1996.........................................   18
Notes to Consolidated Financial Statements..................   19
Schedule II -- Consolidated Valuation and Qualifying
  Accounts -- Three years ended December 31, 1996...........   38

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FINA, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in note 6 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1995.

                                            KPMG Peat Marwick LLP

Dallas, Texas
January 27, 1997, except as to
  the third paragraph of note
  1(a) and note 17, which are
  as of February 25, 1997,
  and the third paragraph of
  note 3, which is as of
  February 27, 1997

                          FINA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1996 AND 1995
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                              1996          1995
                                           ----------    ----------
Current assets:
  Cash and cash equivalents.............   $    1,585    $    7,271
  Accounts and notes receivable, less
     allowance for doubtful receivables
     of $6,073 in 1996 and $6,711 in
     1995...............................      552,553       336,246
  Inventories...........................      318,565       301,496
  Deferred Federal income taxes.........       17,408        30,455
  Prepaid expenses and other current
     assets.............................       14,587        12,963
                                           ----------    ----------
          Total current assets..........      904,698       688,431
                                           ----------    ----------
Investments in and advances to
  affiliates............................       77,594        17,669
Net property, plant, and equipment, at
  cost, (successful efforts method for
  oil and gas properties)...............    1,720,965     1,662,887
Deferred charges and other assets, at
  cost less applicable amortization.....      152,565       118,731
                                           ----------    ----------
                                           $2,855,822    $2,487,718
                                           ==========    ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short term obligations................   $   71,735    $   20,000
  Current installments of long term debt
     and lease obligations..............       37,188        35,474
  Accounts payable......................      528,713       368,008
  Accrued liabilities...................      104,321       120,447
                                           ----------    ----------
          Total current liabilities.....      741,957       543,929
                                           ----------    ----------
Long term debt and lease obligations,
  excluding current installments........      587,290       498,446
Deferred Federal income taxes...........      183,613       177,229
Other deferred credits and
  liabilities...........................       95,677        90,057
Stockholders' equity:
  Preferred stock of $1 par value.
     Authorized 4,000,000 shares;
     none issued........................           --            --
  Class A common stock of $.50 par
     value. Authorized 38,000,000
     shares; issued 29,216,172 shares in
     1996 and 29,207,572 shares in
     1995...............................       14,608        14,604
  Class B common stock of $.50 par
     value. Authorized and issued
     2,000,000 shares...................        1,000         1,000
Additional paid-in capital..............      450,899       450,601
Retained earnings.......................      780,778       711,852
                                           ----------    ----------
          Total stockholders' equity....    1,247,285     1,178,057
Commitments and contingencies...........           --            --
                                           ----------    ----------
                                           $2,855,822    $2,487,718
                                           ==========    ==========

          See accompanying Notes to Consolidated Financial Statements.

                          FINA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      THREE YEARS ENDED DECEMBER 31, 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            1996          1995          1994
                                                         ----------    ----------    ----------
Revenues:
  Sales and other operating revenues...................  $4,081,244    $3,606,637    $3,421,112
  Interest and other income, net.......................      (2,742)      (11,111)       15,987
                                                         ----------    ----------    ----------
                                                          4,078,502     3,595,526     3,437,099
                                                         ----------    ----------    ----------
Costs and expenses:
  Cost of raw materials and products purchased.........   3,099,671     2,673,521     2,525,139
  Direct operating expenses............................     393,250       361,711       398,269
  Selling, general and administrative expenses.........      87,027        86,247        78,054
  Taxes, other than on income..........................      49,738        43,533        44,562
  Dry holes and abandonments...........................      11,277        12,638         8,156
  Depreciation, depletion, amortization and lease
     impairment (1995 includes $58,723 for adoption of
     SFAS 121).........................................     171,029       213,964       185,961
  Interest.............................................      43,137        50,707        47,023
  Less interest capitalized............................      (4,889)       (7,873)       (2,422)
                                                         ----------    ----------    ----------
                                                          3,850,240     3,434,448     3,284,742
                                                         ----------    ----------    ----------
          Earnings before income taxes.................     228,262       161,078       152,357
                                                         ----------    ----------    ----------
Income taxes:
  Current:
     Federal...........................................      50,896        39,401        23,351
     State.............................................       4,729         8,801         2,750
  Deferred -- Federal..................................      19,431         8,451        24,215
                                                         ----------    ----------    ----------
                                                             75,056        56,653        50,316
                                                         ----------    ----------    ----------
          Net earnings.................................  $  153,206    $  104,425    $  102,041
                                                         ==========    ==========    ==========
Earnings per common share:.............................  $     4.91    $     3.35    $     3.27
                                                         ==========    ==========    ==========

          See accompanying Notes to Consolidated Financial Statements.

                          FINA, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      THREE YEARS ENDED DECEMBER 31, 1996
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                     COMMON STOCK      ADDITIONAL                  TOTAL
                                       PREFERRED   -----------------    PAID-IN     RETAINED   STOCKHOLDERS'
                                         STOCK     CLASS A   CLASS B    CAPITAL     EARNINGS      EQUITY
                                       ---------   -------   -------   ----------   --------   -------------
Balance at December 31, 1993.........    $ --      $14,594   $1,000     $449,952    $633,281    $1,098,827
Shares issued in connection with
  employee benefit plans, 2,400
  shares.............................      --            1       --           77          --            78
Net earnings.........................      --           --       --           --     102,041       102,041
Dividends paid, $1.80 per share......      --           --       --           --     (56,139)      (56,139)
                                         ----      -------   ------     --------    --------    ----------
Balance at December 31, 1994.........      --       14,595    1,000      450,029     679,183     1,144,807
Shares issued in connection with
  employee benefit plans, 18,168
  shares.............................      --            9       --          632          --           641
Expenses from stock split............      --           --       --          (60)         --           (60)
Net earnings.........................      --           --       --           --     104,425       104,425
Dividends paid, $2.30 per share......      --           --       --           --     (71,756)      (71,756)
                                         ----      -------   ------     --------    --------    ----------
Balance at December 31, 1995.........      --       14,604    1,000      450,601     711,852     1,178,057
Shares issued in connection with
  employee benefit plans, 8,600
  shares.............................      --            4       --          299          --           303
Expenses from stock split............      --           --       --           (1)         --            (1)
Net earnings.........................      --           --       --           --     153,206       153,206
Dividends paid, $2.70 per share......      --           --       --           --     (84,280)      (84,280)
                                         ----      -------   ------     --------    --------    ----------
Balance at December 31, 1996.........    $ --      $14,608   $1,000     $450,899    $780,778    $1,247,285
                                         ====      =======   ======     ========    ========    ==========

          See accompanying Notes to Consolidated Financial Statements.

                           FINA, INC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      THREE YEARS ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                            1996         1995         1994
                                          ---------    ---------    ---------
Cash flows from operating activities:
  Net earnings..........................  $ 153,206    $ 104,425    $ 102,041
  Adjustments to reconcile net earnings
     to net cash provided by operating
     activities:
     Depreciation, depletion,
       amortization, lease impairment
       and abandonments.................    171,313      214,952      190,044
     Net equity in losses of
       affiliates.......................      5,598        4,713        6,269
     Loss (gain) on sale of assets......     (4,977)       6,245      (18,768)
     Deferred income taxes..............     19,431        8,451       24,215
     Changes in assets and liabilities:
       Accounts and notes receivable....   (216,307)      29,368      (72,345)
       Inventories......................    (17,069)     (14,958)     (22,002)
       Prepaid expenses and other
          current assets................     (1,624)      (3,950)       1,947
       Accounts payable and accrued
          liabilities...................    144,579       36,068       55,235
       Other............................    (32,551)     (19,140)       8,741
                                          ---------    ---------    ---------
          Net cash provided by operating
            activities..................    221,599      366,174      275,377
                                          ---------    ---------    ---------
Cash flows from investing activities:
  Additions to property, plant and
     equipment..........................   (234,978)    (213,142)    (133,928)
  Proceeds from sales of assets.........     14,901       23,751       68,170
  Investments in and advances to
     affiliates.........................    (65,600)      (7,582)      (3,430)
  Dividends received in excess of equity
     in earnings of
     affiliates.........................         77        1,954       10,699
                                          ---------    ---------    ---------
          Net cash used in investing
            activities..................   (285,600)    (195,019)     (58,489)
                                          ---------    ---------    ---------
Cash flows from financing activities:
  Additions to long term debt and lease
     obligations........................    326,199      127,451       52,040
  Payments of long term debt and lease
     obligations........................   (235,641)    (186,693)    (236,610)
  Net change in short term
     obligations........................     51,735      (37,000)      24,000
  Issuance of common stock..............        302          581           78
  Dividends paid........................    (84,280)     (71,756)     (56,139)
                                          ---------    ---------    ---------
          Net cash provided by (used in)
            financing activities........     58,315     (167,417)    (216,631)
                                          ---------    ---------    ---------
Net increase (decrease) in cash and cash
  equivalents...........................     (5,686)       3,738          257
Cash and cash equivalents at beginning
  of year...............................      7,271        3,533        3,276
                                          ---------    ---------    ---------
Cash and cash equivalents at end of
  year..................................  $   1,585    $   7,271    $   3,533
                                          =========    =========    =========

          See accompanying Notes to Consolidated Financial Statements.

                          FINA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) GENERAL

     FINA, Inc. with subsidiaries ("the Company") is an integrated energy company. The Company's principal lines of business are crude oil and natural gas exploration and production and natural gas marketing ("Upstream"); petroleum products refining, supply and transportation and marketing ("Downstream"); and chemicals manufacturing and marketing ("Chemicals"). The principal markets for refined products are domestic wholesale and retail markets while natural gas is sold primarily to domestic marketers and local distribution companies. Petrochemical and plastic products are primarily sold to domestic manufacturers of fiber, film, packaging and consumable products. Raw materials are readily available and the Company is not dependant upon a single supplier or a few suppliers.

     Class A and Class B common stock are identical in all respects except on any vote for the election of directors. The holders of record of the Class B Common Stock are entitled to elect the smallest number comprising more than half of the directors to be elected and the remaining directors are elected by the holders of record of the Class A Common Stock voting separately as a class. Petrofina Delaware, Incorporated ("PDI") owns 100% of the Class B common stock and approximately 85% of the Class A common stock. PetroFina S.A. ("PetroFina"), a Belgian publicly-held corporation, owns 100% of American Petrofina Holding Company which owns 100% of the stock of PDI.

     On February 25, 1997, the Company received a letter from PetroFina proposing a merger transaction in which the Company would become a wholly-owned affiliate of PetroFina. The transaction would be a negotiated merger in which each holder of a Class A share not owned by PetroFina and its affiliates would receive the equivalent of $60 U.S. per share in cash, PetroFina shares or a combination of cash and PetroFina shares. PetroFina advised that it intends to seek listing on The New York Stock Exchange of American Depositary Receipts representing shares of PetroFina concurrently with the transaction. Consummation of the merger would be subject, among other things, to approval of the Board of Directors of the Company and the negotiation and execution of a definitive merger agreement containing customary terms and conditions.

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

     The indirect method is used to present cash flows from operating activities. Additional cash flow information follows:

                                            1996       1995       1994
                                           -------    -------    -------
                                                  (IN THOUSANDS)
Interest paid, net of amounts
  capitalized...........................   $36,299    $45,249    $44,807
                                           =======    =======    =======
Income taxes paid, net of refunds
  received..............................   $31,431    $38,132    $33,001
                                           =======    =======    =======

                          FINA, INC. AND SUBSIDIARIES

     Capital lease obligations of $27,548,000 in 1994 were converted into debt as a result of termination of time charters relating to tankers.

(D) INVESTMENTS IN AFFILIATES

     Investments in affiliates in which the Company owns between 20% and 50% of the voting stock are carried at amortized cost adjusted for changes in equity since acquisition.

(E) INVENTORIES

     Crude oil and refined products and chemicals are priced at the lower of cost (last-in, first-out) ("LIFO") or market on an aggregate basis. Materials and supplies are priced at average cost, not in excess of market, less an allowance for obsolescence. The excess of replacement cost of crude oil and refined products and chemicals over LIFO cost was $65,846,000 at December 31, 1996 and $7,356,000 at December 31, 1995.

     Certain inventory quantities were reduced, resulting in liquidations of LIFO inventory which decreased pretax earnings by approximately $4,400,000 in 1995.

     A summary of inventories follows:

                                                     DECEMBER 31
                                           --------------------------------
                                             1996        1995        1994
                                           --------    --------    --------
                                                    (IN THOUSANDS)
Crude oil and refined products and
  chemicals.............................   $286,949    $267,907    $250,808
Materials and supplies..................     31,616      33,589      35,730
                                           --------    --------    --------
                                           $318,565    $301,496    $286,538
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

(G) RESEARCH AND DEVELOPMENT

     Research and development costs, which are expensed as incurred, amounted to $15,192,000, in 1996, $13,200,000 in 1995 and $12,024,000 in 1994.

                          FINA, INC. AND SUBSIDIARIES

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

(2) PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment follows:

                                                 DECEMBER 31
                                           ------------------------
                                              1996          1995
                                           ----------    ----------
                                                (IN THOUSANDS)
Proved oil and gas properties...........   $  975,173    $  905,554
Unproved oil and gas properties.........      263,395       232,085
Refining and marketing facilities.......    1,371,879     1,342,609
Chemical facilities.....................      495,950       449,034
Pipelines...............................       68,063        75,126
Other...................................       50,523        47,124
                                           ----------    ----------
                                            3,224,983     3,051,532
Less accumulated depreciation,
  depletion, amortization and lease
  impairment............................    1,504,018     1,388,645
                                           ----------    ----------
                                           $1,720,965    $1,662,887
                                           ==========    ==========

                          FINA, INC. AND SUBSIDIARIES

     Property, plant and equipment includes capitalized lease obligations and related accumulated depreciation of $5,530,000 and $2,242,000 at December 31, 1996, respectively, and $8,102,000 and $4,823,000 at December 31, 1995,
respectively.

(3) CURRENT AND LONG TERM DEBT

     Short term obligations at December 31, 1996 include $2,000,000 of short-term notes and $269,735,000 of commercial paper of which $200,000,000 was classified as long term debt and discussed in the following paragraph. Short term obligations at December 31, 1995 included $20,000,000 of short term notes. Weighted average interest rates for these obligations at December 31, 1996 and 1995 were 5.53% and 5.85%, respectively.

     A summary of long term debt follows:

                                               DECEMBER 31
                                           -------------------
                                             1996       1995
                                           --------   --------
                                             (IN THOUSANDS)
Revolving credit agreement, with PDI....   $     --   $150,000
Commercial Paper (5.39% to 6.65%).......    200,000         --
6.64% Series A Senior Notes, due May 1,
  2000..................................     93,600    117,000
6.78% Unsecured Notes, due July 15,
  2001..................................    123,736         --
7.13% Series B Senior Notes, due May 1,
  2002..................................    125,000    125,000
7.57% Series C Senior Notes, due May 1,
  2003..................................     33,000     33,000
Other...................................     44,731    105,579
                                           --------   --------
          Total long term debt..........    620,067    530,579
Less current installments of long term
  debt..................................     35,084     34,248
                                           --------   --------
          Long term debt, excluding
            current installments........   $584,983   $496,331
                                           ========   ========

     The Company has a $400,000,000 revolving bank credit facility through May 2000 of which none was outstanding under the facility at December 31, 1996. The Company intends to use borrowings under this facility to finance the repayment of $200,000,000 of commercial paper, classified as long term debt at December 31, 1996. Borrowings under the credit facility bear interest at various market rate options. This facility was subsequently replaced on February 27, 1997 with an amended facility with similar terms.

     The Senior Notes and the bank revolving credit facility contain provisions that limit mergers and sales of assets, limit the incurrence of indebtedness and restrict payments to stockholders. No material amounts of current and long term debt are collateralized by Company assets.

     Letters of credit are maintained with various banks, aggregating $70,660,000 at December 31, 1996; principally for pollution control, workers' compensation obligations and Department of Energy crude acquisition.

     The aggregate maturities of long term debt and capitalized lease obligations for the five years ending December 31, 2001 are as follows:
1997 -- $37,188,000; 1998 -- $63,362,000; 1999 -- $54,225,000; 2000 --
$48,467,000; and 2001 -- $148,736,000.

(4) FINANCIAL INSTRUMENTS AND FAIR VALUES

     The Company uses swap agreements, futures and options contracts and forward purchase commitments to reduce its exposure to fluctuations in interest rates and in the prices of crude oil, refined products and natural gas.

                          FINA, INC. AND SUBSIDIARIES

     Interest rate swap agreements are used to help manage interest rate exposure. Amounts to be paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense. The related amounts payable to, or receivable from, the counterparties are included in other accrued liabilities. The fair value of the swap agreements was not recognized in the consolidated financial statements since they are accounted for as hedges. These swap agreements expire at various dates through 2003 and effectively convert an aggregate principal amount of $227,453,000 of fixed rate, long term debt into variable rate borrowings and $50,000,000 of variable rate borrowings to fixed at December 31, 1996. The variable interest rates are based on 3 month and 6 month LIBOR rates. At December 31, 1996 and 1995, the weighted average variable interest rates under these agreements were 5.6% and 5.9%, respectively, and fixed rates were 6.2% and 6.5%, respectively.

     The estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net receivable of $4,543,000 and a net payable of $815,000 at December 31, 1996 and 1995, respectively. Exposure to credit loss could occur when the fair value of the agreements is a net receivable. The outstanding borrowings due under the commercial paper program, to PDI and to various banks bear interest at current market rates and thus, the carrying amount of debt approximates estimated fair value. The estimated fair value of the debt instruments that bear interest at fixed rates was $408,743,000 ($423,680,000 carrying value) at December 31, 1996, and $331,000,000
($320,000,000 carrying value) at December 31, 1995.

     The Company hedges crude oil, refined products and natural gas future purchases and sales commitments. The Company also uses derivative financial instruments to reduce financial exposure from price changes related to anticipated crude oil purchases and refined product and natural gas sales. At December 31, 1996, the Company had futures contracts to purchase crude oil and refined products in the amount of $3,763,000 and forward contracts to purchase crude oil and refined products of $87,197,000. At December 31, 1995, the Company had futures contracts to sell crude oil and refined products in the amount of $13,661,000 and forward contracts to purchase crude oil and refined products of $46,323,000. The estimated fair value and carrying value of these outstanding contracts was a net receivable of $4,295,000 and $62,000 at December 31, 1996 and 1995, respectively. Crude and refined product futures and forwards contracts are used to facilitate the supply of crude to the Company's refineries and sales of refined products while attempting to minimize price risk. The Company recognizes realized and unrealized gains and losses on these contracts in income in the period in which the change occurs.

     The Company also had futures contracts to sell natural gas as a hedge of equity production in the amount of $19,388,000 at December 31, 1996. The estimated fair value and carrying value of these outstanding contracts was a net receivable of $1,939,000 at December 31, 1996. Gains and losses on these qualifying hedges are deferred and included in the measurement of the related transaction, when the hedged transaction occurs. Derivative financial instruments related to natural gas activities were not significant at December 31, 1995.

     The estimated fair values of the futures and forward contracts are based on quoted market prices and generally have maturities of one year or less.

     Market value is not readily determinable for certain equity investments and long term receivables with a carrying value of $105,290,000 and $36,572,000 at December 31, 1996 and 1995, respectively. The reported amounts of cash equivalents, short term receivables and payables and short term debt approximate fair value due to their short maturities.

                          FINA, INC. AND SUBSIDIARIES

(5) INCOME TAXES

     Actual income tax expense differs from the "normal" income tax expense at U.S. statutory rates as follows:

                                                         1996       1995       1994
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Computed income tax expense (at U.S. statutory
  rates)..............................................  $79,892    $56,377    $53,325
State income taxes, net of Federal benefit............    3,074      5,721      1,788
Tax-free benefits and dividends on Company owned life
  insurance...........................................   (3,711)    (2,358)    (3,141)
Section 29 credit.....................................   (1,854)    (2,280)    (2,088)
Miscellaneous items...................................   (2,345)      (807)       432
                                                        -------    -------    -------
                                                        $75,056    $56,653    $50,316
                                                        =======    =======    =======

     The tax effects of the primary temporary differences giving rise to the deferred Federal income tax assets and liabilities as determined under SFAS 109 are as follows:

                                                                  DECEMBER 31
                                                              --------------------
                                                                1996        1995
                                                              --------    --------
                                                                 (IN THOUSANDS)
Deferred income tax assets:
  Employee benefits.........................................  $     --    $  2,955
  Basis in inventories......................................     6,056       5,845
  Provision for losses......................................     3,942       4,910
  Alternative minimum tax credit carryforwards..............    54,481      43,816
  Miscellaneous items.......................................    15,161       9,993
                                                              --------    --------
          Total deferred income tax assets..................    79,640      67,519
                                                              --------    --------
Deferred income tax liabilities:
  Employee benefits.........................................       996          --
  Property, plant and equipment, principally due to
     differences in depreciation, depletion, amortization,
     lease impairment and abandonments......................   208,562     179,663
  Investments in affiliates, principally due to differences
     in joint venture depreciation..........................    34,539      34,372
  Miscellaneous items.......................................     1,748         258
                                                              --------    --------
          Total deferred income tax liabilities.............   245,845     214,293
                                                              --------    --------
          Net deferred Federal income tax liability.........  $166,205    $146,774
                                                              ========    ========

     At December 31, 1996, alternative minimum tax credit carryforwards of approximately $54,481,000 are available to reduce future Federal regular income taxes payable over an indefinite period.

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

     A summary of transactions follows:

                                                                        OPTION PRICE
                                                       NUMBER OF   ----------------------
                                                        SHARES     PER SHARE     TOTAL
                                                       ---------   ---------   ----------
Outstanding and exercisable at December 31, 1994.....    60,968     $35.25     $2,149,122
                                                                    ======
Terminated and reverted to plan......................    (1,800)    $35.25        (63,450)
                                                                    ======
Exercised............................................   (18,168)    $35.25       (640,422)
                                                        -------     ======     ----------
Outstanding and exercisable at December 31, 1995.....    41,000     $35.25     $1,445,250
                                                                    ======
Exercised............................................    (8,600)    $35.25       (303,150)
                                                        -------     ======     ==========
Outstanding and exercisable at December 31, 1996.....    32,400     $35.25     $1,142,100
                                                        =======     ======     ==========

     The option price for options granted is the market value at date of grant. Each option granted expires ten years from date of grant. No amounts are recorded until options are exercised, at which time proceeds in excess of the par value of the shares are credited to additional paid-in capital.

(8) INVESTMENTS AND ADVANCES TO AFFILIATES

     The Company and GE Plastics, a wholly-owned subsidiary of General Electric Company ("GE"), are joint venturers in Cos-Mar Company ("Cos-Mar"), a chemical operation. The Company's interest is 50% and is accounted for by the equity method. The venturers reimburse the joint venture for the costs of operating the facility and raw material and finished product inventories are the property of the venturers. Direct operating expenses include charges from the joint venture of $18,326,000 in 1996, $19,346,000 in 1995 and $16,011,000 in 1994. Investments
in and advances to the joint venture were $48,263,000 and $11,229,000 at December 31, 1996 and 1995, respectively. During 1996, Cos-Mar retired $40,000,000 of Company guaranteed joint venture borrowings from a bank with funds provided from an additional investment by the Company in the joint venture. GE has guaranteed the joint venture's borrowings from a bank, aggregating $74,200,000 at December 31, 1996.

     In December 1996, the Company acquired a 34.4% interest in Southwest Convenience Stores ("SCS"). SCS is contributing all of its operating business, including all of its assets and certain defined liabilities and obligations and its area license agreement with the Southland Corporation.

                          FINA, INC. AND SUBSIDIARIES

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

     A restoration benefit plan provides supplemental pension benefits to certain participants whose benefits are limited by the defined benefit pension plans. The funding policy is to annually contribute amounts equal to benefit payments made.

     A summary of the plans' funded status and the amounts recognized in the consolidated balance sheet follows:

                                                             DECEMBER 31
                                          -------------------------------------------------
                                                   1996                      1995
                                          -----------------------   -----------------------
                                           DEFINED                   DEFINED
                                          BENEFITS    RESTORATION   BENEFITS    RESTORATION
                                            PLANS        PLAN         PLANS        PLAN
                                          ---------   -----------   ---------   -----------
                                                           (IN THOUSANDS)
Actuarial present value of benefit
  obligations:
  Vested benefit obligation.............  $(125,651)    $(4,357)    $(118,639)    $(3,726)
                                          =========     =======     =========     =======
  Accumulated benefit obligation,
     including vested benefits..........  $(138,993)    $(4,426)    $(131,956)    $(3,726)
                                          =========     =======     =========     =======
Projected benefit obligation............  $(164,351)    $(5,874)    $(156,909)    $(4,692)
Plan assets at fair value, primarily
  listed and U.S. Government
  securities............................    240,902          --       217,961          --
                                          ---------     -------     ---------     -------
Plan assets in excess of (less than)
  projected benefit obligation..........     76,551      (5,874)       61,052      (4,692)
Unrecognized net (gain) loss from past
  experience different from that assumed
  and effect of changes in
  assumptions...........................    (11,110)      1,639          (614)        528
Unrecognized prior service cost being
  recognized over 15 years..............      1,722         582         1,918         620
Unrecognized net (asset) liability at
  date of adoption being recognized over
  15.3 years............................     (4,399)        607        (5,737)        728
Adjustment required to recognize minimum
  liability.............................         --      (1,380)           --        (910)
                                          ---------     -------     ---------     -------
Prepaid (accrued) pension cost included
  in the consolidated balance sheet.....  $  62,764     $(4,426)    $  56,619     $(3,726)
                                          =========     =======     =========     =======

                          FINA, INC. AND SUBSIDIARIES

     A summary of the components of pension expense (income) follows:

                                            1996       1995       1994
                                          --------   --------   --------
                                                  (IN THOUSANDS)
Service cost-benefits earned during the
  year..................................  $  6,200   $  4,920   $  5,848
Interest cost on projected benefit
  obligation............................    11,856     11,218     10,495
Actual return on plan assets............   (30,716)   (43,665)    (2,063)
Net asset gain (loss) deferred for later
  recognition...........................     8,156     23,167    (17,128)
Amortization of unrecognized prior
  service cost..........................       234        234        234
Amortization of unrecognized actuarial
  losses................................         5         --         33
Amortization of unrecognized net
  asset.................................    (1,217)    (1,217)    (1,217)
Cost of termination benefits............        --         --        710
                                          --------   --------   --------
          Total pension income..........  $ (5,482)  $ (5,343)  $ (3,088)
                                          ========   ========   ========

     A summary of the actuarial assumptions used in calculating the plans' present value of projected benefit obligation follows:

                                           1996     1995     1994
                                          ------   ------   ------
Weighted average discount rate..........   7.75%    7.50%    8.75%
Rate of increase in future compensation
  levels................................   4.00%    4.00%    4.50%
Expected long term rate of return on
  assets................................  11.00%   11.00%   11.00%

     The effect on the projected benefit obligation of the actuarial assumption changes was a decrease of approximately $6,081,000 in 1996 and an increase of approximately $19,871,000 in 1995.

     In addition to providing pension benefits, certain health care and life insurance benefits are provided to active and certain retired employees who meet eligibility requirements defined in plan documents. The health care benefits in excess of certain limits and the life insurance benefits are insured. The costs of providing these benefits for active employees are expensed when the insurance premiums and claims are paid. The cost of providing these benefits for active employees was $8,619,000 in 1996, $8,594,000 in 1995 and $10,092,000 in 1994.

     A summary of the postretirement plan's funded status and the amounts recognized in the consolidated balance sheet follows:

                                             DECEMBER 31
                                          -----------------
                                           1996      1995
                                          -------   -------
                                           (IN THOUSANDS)
Accumulated postretirement benefit
  obligation:
  Retirees..............................  $37,956   $42,018
  Fully eligible active plan
     participants.......................    3,025     2,981
  Other active plan participants........   19,136    19,140
                                          -------   -------
                                           60,117    64,139
Unrecognized net gain (loss)............    1,223    (4,999)
Unrecognized prior service cost.........      197       219
                                          -------   -------
Accrued postretirement benefit cost.....  $61,537   $59,359
                                          =======   =======

                          FINA, INC. AND SUBSIDIARIES

     A summary of the components of net periodic postretirement benefit cost follows:

                                                            1996      1995      1994
                                                           ------    ------    ------
                                                                 (IN THOUSANDS)
Service cost............................................   $1,309    $1,024    $1,226
Interest cost...........................................    4,649     5,111     4,878
Amortization of unrecognized prior service cost.........      (22)      (22)      (22)
Amortization of net loss from earlier periods...........       --        --       504
                                                           ------    ------    ------
Net periodic postretirement benefit cost................   $5,936    $6,113    $6,586
                                                           ======    ======    ======

     For measurement purposes, a 7.00% and 6.79% weighted average annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) for pre-65 and post-65 years of age, respectively, was assumed for 1997; the rate was assumed to decrease gradually to 6% for pre-65 and 5% for post-65 years of age by the year 2002 and remain at that level thereafter. A 7.68% and 7.14% annual rate for pre-65 and post-65 years of age, respectively, was assumed for 1996. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $3,280,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1996 by $243,000.

     The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.75%, 7.5% and 8.75% at December 31, 1996, 1995 and 1994, respectively. The effect on the accumulated benefit obligation of these changes was an decrease of $1,674,000 in 1996 and an increase of $7,766,000 in 1995.

     Defined contribution retirement savings plans (Thrift Plans) are available to substantially all employees. The Thrift Plans permit employees to elect salary deferral contributions of up to 10% of their compensation on a tax-deferred basis and requires the Company to match up to the first 6% of the participants' compensation in the highest matched plan subject to salary caps. The expense for the Company's contribution was $5,965,000 in 1996, $5,911,000 in 1995 and $5,963,000 in 1994.

(10) SALE OF ACCOUNTS AND NOTES RECEIVABLE

     The Company sold certain accounts and notes receivable with recourse. Accounts receivable sold with recourse were $80,000,000 at December 31, 1995. The Company reimbursed the accounts receivable facility with proceeds from its commercial paper program in 1996. Notes receivable sold with recourse were $15,562,000 and $27,742,000 at December 31, 1996 and 1995, respectively. The
Company remains obligated to reimburse the purchasers for any uncollectible amounts pursuant to the recourse provisions of the agreements.

(11) LEASES

     The Company occupies certain marketing and manufacturing facilities and uses certain equipment under leases expiring at various dates over the next 20 years. Under terms of certain lease agreements, the Company has agreed not to mortgage certain of its interests in oil and gas properties.

                          FINA, INC. AND SUBSIDIARIES

     At December 31, 1996, minimum lease payments on capital and operating leases were as follows:

                                                               CAPITAL     OPERATING
                                                              LEASES(I)    LEASES(II)
                                                              ---------    ----------
                                                                  (IN THOUSANDS)
1997........................................................   $2,396       $32,400
1998........................................................    1,766        27,895
1999........................................................      640        22,897
2000........................................................       69        15,913
2001........................................................       --        10,315
Later years to 2016.........................................       --         7,889
                                                               ------
          Total minimum lease payments......................    4,871
Imputed interest (8.38%)....................................      460
                                                               ------
Present value of minimum lease payments(iii)................   $4,411
                                                               ======

---------------

(i) Substantially all leases provide that the Company shall pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased properties.

(ii) Minimum payments have not been reduced by minimum sublease rentals of approximately $3,173,000 which are due in the future under noncancellable subleases.

(iii) Presented in the consolidated balance sheet as current installments and noncurrent lease obligations of $2,104,000 and $2,307,000 at December 31, 1996, respectively, and $1,226,000 and $2,115,000 at December 31, 1995,
      respectively.

     Total rental expense was $36,114,000 (net of $451,000 subleases) in 1996, $32,562,000 (net of $676,000 subleases) in 1995 and $26,962,000 (net of
$1,191,000 subleases) in 1994. Contingent rentals were not significant.

(12) RELATED PARTY TRANSACTIONS

     The Company has a 50% interest in joint ventures with PDI in Texas and with PetroFina in Hong Kong which market chemicals in international trade. The Company sold chemicals aggregating $8,728,000 in 1996, $3,652,000 in 1995 and $1,401,000 in 1994 to the joint ventures.

     Accounts receivable include $6,418,000 and $3,485,000 at December 31, 1996 and 1995, respectively, from affiliates.

     Accounts payable include $34,127,000 and $13,410,000 at December 31, 1996 and 1995, respectively, to affiliates.

     Interest expense relating to borrowings from PDI (see note 3) was $5,125,000 in 1996, $12,938,000 in 1995 and $13,916,000 in 1994. Accrued
liabilities include accrued interest of $607,000 at December 31, 1995, payable to PDI for such borrowings. Crude oil and natural gas aggregating $13,245,000 in 1996, $8,953,000 in 1995 and $16,626,000 in 1994 were purchased from PDI in the ordinary course of business.

     Refined products and chemicals aggregating $57,913,000 in 1996, $53,542,000 in 1995 and $34,963,000 in 1994 were purchased from PetroFina and its affiliates other than PDI in the ordinary course of business.

(13) CONTINGENCIES

     The Company was contingently liable at December 31, 1996, under pending lawsuits and other claims, some of which involved substantial sums. Considering certain liabilities that have been set up for the lawsuits and claims, and the difficulty in determining the ultimate liability in some of these matters, internal counsel is

                          FINA, INC. AND SUBSIDIARIES
of the opinion that the amounts, if any, that ultimately may be due in connection with such lawsuits and claims would not have a material adverse effect upon the Company's consolidated financial condition.

     The Company is subject to loss contingencies pursuant to federal, state and local environmental laws and regulations. These regulations, which are currently changing, regulate the discharge of materials into the environment and may require the Company to incur future obligations to investigate the effects of the release or disposal of certain petroleum, chemical and mineral substances at various sites; to remediate or restore these sites; to compensate others for damage to property and natural resources and for remediation and restoration costs. These possible obligations relate to sites owned by the Company or others and associated with past or present operations, including sites at which the Company has been identified as a potentially responsible party ("PRP") under the federal Superfund law and comparable state laws. The Company is currently participating in environmental investigations, assessments and cleanups under these regulations at federal Superfund and state-managed sites, as well as other cleanup sites, including operating and closed refineries, chemical facilities, service stations, pipelines and terminals. The Company may in the future be involved in additional environmental investigations, assessments and cleanups. The magnitude of future costs will depend on factors such as the unknown nature and contamination at many sites, the unknown timing, extent and method of the remedial actions which may be required and the determination of the Company's liability in proportion to other responsible parties.

     Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefit are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. The Company has accrued for environmental remediation obligations of $20,339,000 and $20,856,000 at December 31, 1996 and 1995,
respectively. Substantially all amounts accrued are expected to be paid out over the next five to six years. The level of future expenditures for environmental remediation obligations is impossible to determine with any degree of reliability. The Company spent approximately $13,484,000 and $14,782,000 at December 31, 1996 and 1995, respectively, in capital expenditures for environmental protection and for compliance with federal, state and local environmental laws and regulations. In addition, the Company expensed $43,621,000 and $43,135,000 in 1996 and 1995, respectively, for ongoing environmental administration and maintenance activities at operating facilities. The Company also paid $10,165,000 for Superfund taxes in 1995. Total environmental cash expenditures at the Company's operating locations are expected to increase over an extended period of time as the Company complies with present and future regulatory requirements. Estimated environmental capital expenditures for 1997 are $12,598,000 (unaudited).

                          FINA, INC. AND SUBSIDIARIES

(14) SEGMENT DATA

     The Company is engaged in crude oil and natural gas exploration and production and natural gas marketing ("Upstream"); petroleum products refining, supply and transportation and marketing ("Downstream"); and chemicals manufacturing and marketing ("Chemicals"). Segment data as of and for the three years ended December 31, 1996 follows (in thousands):

                                                                           CORPORATE
                                      UPSTREAM   DOWNSTREAM   CHEMICALS    AND OTHER   CONSOLIDATED
                                      --------   ----------   ----------   ---------   ------------
1996:
  Sales:
     Unaffiliated customers.........  $569,014   $2,468,715   $1,032,045   $    138     $4,069,912
                                      ========   ==========   ==========   ========
     Affiliates.....................  $     --   $       --   $   11,332   $     --         11,332
                                      ========   ==========   ==========   ========
     Inter-segment..................  $ 61,872   $  109,824   $   14,763   $     --             --
                                      ========   ==========   ==========   ========     ----------
                                                                                        $4,081,244
                                                                                        ==========
  Operating profit (loss)...........  $ 65,788   $  (12,997)  $  235,378   $(18,917)    $  269,252
  Interest and other income.........     3,507       (3,836)      (4,156)     1,743         (2,742)
  Interest expense, net.............        --           --           --    (38,248)       (38,248)
                                      --------   ----------   ----------   --------     ----------
     Earnings (loss) before income
       taxes........................  $ 69,295   $  (16,833)  $  231,222   $(55,422)    $  228,262
                                      ========   ==========   ==========   ========     ==========
  Accounts and notes receivable,
     net............................  $122,166   $  262,367   $  159,745   $  8,275     $  552,553
                                      ========   ==========   ==========   ========     ==========
  Identifiable assets...............  $680,203   $1,359,690   $  693,033   $122,896     $2,855,822
                                      ========   ==========   ==========   ========     ==========
  Depreciation, depletion,
     amortization and lease
     impairment.....................  $ 71,711   $   67,398   $   27,336   $  4,584     $  171,029
                                      ========   ==========   ==========   ========     ==========
  Capital expenditures..............  $125,254   $   72,231   $   54,318   $ 11,527     $  263,330
                                      ========   ==========   ==========   ========     ==========
1995
  Sales:
     Unaffiliated customers.........  $352,932   $2,189,860   $1,059,731   $    130     $3,602,653
                                      ========   ==========   ==========   ========
     Affiliates.....................  $     --   $       --   $    3,984   $     --          3,984
                                      ========   ==========   ==========   ========
     Inter-segment..................  $ 44,095   $  129,780   $    7,423   $     --             --
                                      ========   ==========   ==========   ========     ----------
                                                                                        $3,606,637
                                                                                        ==========
  Operating profit (loss)(1)........  $(60,653)  $   (2,777)  $  295,905   $(17,452)    $  215,023
  Interest and other income.........    (6,258)      (1,940)      (5,292)     2,379        (11,111)
  Interest expense, net.............        --           --           --    (42,834)       (42,834)
                                      --------   ----------   ----------   --------     ----------
     Earnings (loss) before income
       taxes........................  $(66,911)  $   (4,717)  $  290,613   $(57,907)    $  161,078
                                      ========   ==========   ==========   ========     ==========
  Accounts and notes receivable,
     net............................  $ 70,282   $  194,051   $   70,427   $  1,486     $  336,246
                                      ========   ==========   ==========   ========     ==========
  Identifiable assets...............  $576,966   $1,263,618   $  531,737   $115,397     $2,487,718
                                      ========   ==========   ==========   ========     ==========
  Depreciation, depletion,
     amortization and lease
     impairment(1)..................  $115,890   $   75,554   $   18,975   $  3,545     $  213,964
                                      ========   ==========   ==========   ========     ==========
  Capital expenditures..............  $ 55,606   $   42,234   $  113,911   $  6,685     $  218,436
                                      ========   ==========   ==========   ========     ==========

                          FINA, INC. AND SUBSIDIARIES

                                                                           CORPORATE
                                      UPSTREAM   DOWNSTREAM   CHEMICALS    AND OTHER   CONSOLIDATED
                                      --------   ----------   ----------   ---------   ------------
1994
  Sales:
     Unaffiliated customers.........  $549,160   $1,981,444   $  888,728   $    178      3,419,510
                                      ========   ==========   ==========   ========
     Affiliates.....................  $     --   $       --   $    1,602   $     --          1,602
                                      ========   ==========   ==========   ========
     Inter-segment..................  $ 42,358   $  154,965   $   14,425   $     --             --
                                      ========   ==========   ==========   ========     ----------
                                                                                        $3,421,112
                                                                                        ==========
  Operating profit (loss)...........  $(15,713)  $   42,473   $  171,164   $(16,953)    $  180,971
  Interest and other income.........    12,307        4,771       (6,765)     5,674         15,987
  Interest expense, net.............        --           --           --    (44,601)       (44,601)
                                      --------   ----------   ----------   --------     ----------
     Earnings (loss) before income
       taxes........................  $ (3,406)  $   47,244   $  164,399   $(55,880)    $  152,357
                                      ========   ==========   ==========   ========     ==========
  Accounts and notes receivable,
     net............................  $ 68,198   $  208,055   $   73,058   $ 16,303     $  365,614
                                      ========   ==========   ==========   ========     ==========
  Identifiable assets...............  $656,977   $1,307,181   $  420,901   $108,803     $2,493,862
                                      ========   ==========   ==========   ========     ==========
  Depreciation, depletion,
     amortization and lease
     impairment.....................  $ 82,425   $   80,471   $   18,872   $  4,193     $  185,961
                                      ========   ==========   ==========   ========     ==========
  Capital expenditures..............  $ 49,299   $   48,817   $   33,579   $  4,686     $  136,381
                                      ========   ==========   ==========   ========     ==========

---------------

(1) During the fourth quarter of 1995, the Company adopted SFAS 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of". As a result, the Company recognized a before-tax addition of $58,723,000 to depreciation, depletion and amortization expense, of which $52,523,000 was related to its Upstream business and $6,200,000 was related to its Downstream business. After tax, the additional charge was $38,173,000 or $1.22 per share.

     Consolidated totals are after elimination of inter-segment amounts. Operating profit (loss) is sales less operating expenses and is substantially all derived from domestic operations. Identifiable assets are those assets that are used in the operations in each business segment.

     Most customers are located in the South and Midwest regions of the United States. No single customer accounted for more than 5% of sales in 1996, 1995 or 1994, and no account receivable from any customer exceeded 5% of consolidated stockholders' equity at December 31, 1996, 1995 or 1994.

(15) FINA OIL AND CHEMICAL COMPANY AND CONSOLIDATED SUBSIDIARIES SUMMARY FINANCIAL DATA

     Fina Oil and Chemical Company ("FOCC"), a wholly-owned subsidiary of the Company, is the main operating subsidiary of the Company whose principal lines of business include crude oil and natural gas exploration and production; petroleum products refining, supply and transportation and marketing; and chemicals manufacturing and marketing. FOCC issued senior debt securities during 1996 which are unconditionally guaranteed on an unsecured basis by the Company. Following is summary consolidated financial data for FOCC (in thousands):

                                             1996           1995
                                          -----------    -----------
At December 31:
  Current Assets........................  $   818,116    $   638,835
  Noncurrent Assets.....................    1,914,715      1,762,093
  Current Liabilities...................     (659,894)      (493,078)
  Noncurrent Liabilities(1).............   (1,956,490)    (1,794,887)
                                          -----------    -----------
          Net Assets....................  $   116,447    $   112,963
                                          ===========    ===========

                          FINA, INC. AND SUBSIDIARIES

                                             1996           1995           1994
                                          -----------    -----------    ----------
Year ended December 31:
  Sales and other operating revenues....  $ 3,690,533    $ 3,363,505    $3,013,957
                                          ===========    ===========    ==========
  Gross profit(2).......................  $   341,138    $   303,166    $  259,411
                                          ===========    ===========    ==========
  Net earnings(3).......................  $   137,371    $    99,074    $   97,662
                                          ===========    ===========    ==========

---------------

(1) Primarily consists of payables to related parties.

(2) Gross profit is defined as sales and other operating revenues less cost of raw materials and products purchased; direct operating expenses; taxes, other than on income; and depreciation, depletion, amortization and lease impairment.

(3) In 1995, FOCC adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which resulted in a before-tax addition of $58,723,000 to depreciation, depletion and amortization expense. After tax, the additional charge was $38,173,000.

(16) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                          QUARTER     QUARTER       QUARTER        QUARTER
                                           ENDED       ENDED         ENDED          ENDED
                                          MARCH 31    JUNE 30     SEPTEMBER 30   DECEMBER 31
                                          --------   ----------   ------------   -----------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1996:
  Sales and other operating revenues....  $965,115   $1,047,290    $  993,264    $1,075,575
                                          ========   ==========    ==========    ==========
  Gross profit(1).......................  $ 94,799   $   95,162    $   92,857    $   84,738
                                          ========   ==========    ==========    ==========
  Net earnings..........................  $ 38,022   $   38,079    $   38,866    $   38,239
                                          ========   ==========    ==========    ==========
  Earnings per common share.............  $   1.22   $     1.22    $     1.25    $     1.22
                                          ========   ==========    ==========    ==========
1995:
  Sales and other operating revenues....  $863,188   $  965,352    $  916,287    $  861,810
                                          ========   ==========    ==========    ==========
  Gross profit(1).......................  $ 87,568   $  112,129    $  105,012    $    9,199
                                          ========   ==========    ==========    ==========
  Net earnings (loss)(2)................  $ 33,490   $   41,786    $   44,973    $  (15,824)
                                          ========   ==========    ==========    ==========
  Earnings (loss) per common share......  $   1.07   $     1.34    $     1.44    $     (.50)
                                          ========   ==========    ==========    ==========

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

(17) SUBSEQUENT EVENTS

     On February 25, 1997, the Company received a letter from PetroFina proposing a merger transaction in which the Company would become a wholly-owned affiliate of PetroFina. The transaction would be a negotiated merger in which each holder of a Class A share not owned by PetroFina and its affiliates would receive the equivalent of $60 U.S. per share in cash, PetroFina shares or a combination of cash and PetroFina shares. PetroFina advised that it intends to seek listing on The New York Stock Exchange of American Depositary Receipts representing shares of PetroFina concurrently with the transaction. Consummation of the

                          FINA, INC. AND SUBSIDIARIES
merger would be subject, among other things, to approval of the Board of Directors of the Company and the negotiation and execution of a definitive merger agreement containing customary terms and conditions.

     Following receipt of the merger proposal, the Board of Directors of the Company acting by written consent appointed a special committee of independent directors (the "Special Committee") to review and evaluate the merger proposal of PetroFina. The Special Committee expects to retain independent legal counsel and independent investment advisors to assist the members of the Special Committee in carrying out their duties and responsibilities.

     The Company understands that following the public announcement of the merger proposal of PetroFina two shareholders of the Company filed suit in the Court of Chancery of the State of Delaware against PetroFina, the Company and its directors at the date of filing. The suits, which purport to be class actions, allege a breach of fiduciary duties and seek to enjoin the merger or, if consummated, to set it aside. The Company will file an answer to each of the suits denying the allegations and intends to contest the litigation vigorously. Management is of the opinion, to the best of their knowledge, that the amounts, if any, that ultimately may be due in connection with such suits would not have a material adverse effect upon the Company's consolidated financial condition.

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

(A) CAPITALIZED COSTS

     Capitalized costs relating to oil and gas producing activities and the related amounts of accumulated depreciation, depletion, amortization and lease impairment follow:

                                                              DECEMBER 31
                                                 --------------------------------------
                                                    1996          1995          1994
                                                 ----------    ----------    ----------
                                                             (IN THOUSANDS)
Proved oil and gas properties..................  $  975,173    $  905,554    $  906,738
Unproved oil and gas properties................     263,395       232,085       254,998
                                                 ----------    ----------    ----------
                                                  1,238,568     1,137,639     1,161,736
Less accumulated depreciation, depletion,
  amortization and lease impairment............     691,303       640,223       585,138
                                                 ----------    ----------    ----------
Net capitalized costs..........................  $  547,265    $  497,416    $  576,598
                                                 ==========    ==========    ==========

(B) COSTS INCURRED

     A summary of costs incurred in oil and gas property acquisition, exploration and development activities (both capitalized and charged to expense) for the three years ended December 31, 1996 follows:

                                                         1996       1995       1994
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Acquisition of unproved properties....................  $ 8,258    $ 5,304    $ 2,784
                                                        =======    =======    =======
Acquisition of proved properties......................  $ 4,128    $ 1,091    $   237
                                                        =======    =======    =======
Exploration costs.....................................  $87,738    $46,463    $32,674
                                                        =======    =======    =======
Development costs.....................................  $54,840    $29,992    $28,314
                                                        =======    =======    =======

     The above costs were incurred in the United States.

                          FINA, INC. AND SUBSIDIARIES

(C) RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

     The following table presents the results of operations for oil and gas producing activities for the three years ended December 31, 1996.

                                            1996        1995         1994
                                          --------    ---------    --------
                                                   (IN THOUSANDS)
Revenues:
  Sales.................................  $184,423    $ 119,772    $139,532
  Transfers.............................    23,272       17,710      17,205
                                          --------    ---------    --------
          Total.........................   207,695      137,482     156,737
Production costs........................   (54,078)     (51,922)    (66,374)
Exploration costs.......................   (30,150)     (26,662)    (14,173)
Depreciation, depletion, amortization,
  lease impairment and abandonments.....   (71,683)    (116,592)    (86,236)
                                          --------    ---------    --------
                                            51,784      (57,694)    (10,046)
Income tax benefit (expense)............   (16,270)      22,473       5,604
                                          --------    ---------    --------
Results of operations from producing
  activities, excluding interest
  costs.................................  $ 35,514    $ (35,221)   $ (4,442)
                                          ========    =========    ========

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

                                                1996               1995               1994
                                          ----------------   ----------------   ----------------
                                           OIL       GAS      OIL       GAS      OIL       GAS
                                          ------   -------   ------   -------   ------   -------
Proved developed and undeveloped
  reserves:
  Beginning of year.....................  34,572   314,222   31,699   348,204   36,090   439,066
  Revisions of previous estimates.......   2,923   (15,467)   1,236       283    2,571   (40,376)
  Purchases of minerals in place........   1,129     4,769       48        55       57         6
  Sales of minerals in place............    (650)   (3,074)  (2,052)  (11,729)  (4,756)  (28,780)
  Extensions and discoveries............   4,921   127,026    7,390    29,528    2,293    31,152
  Production............................  (3,808)  (56,719)  (3,749)  (52,119)  (4,556)  (52,864)
                                          ------   -------   ------   -------   ------   -------
  End of year...........................  39,087   370,757   34,572   314,222   31,699   348,204
                                          ======   =======   ======   =======   ======   =======
Proved developed reserves:
  Beginning of year.....................  18,814   228,548   19,986   237,270   23,644   306,991
                                          ======   =======   ======   =======   ======   =======
  End of year...........................  21,012   239,790   18,814   228,548   19,986   237,270
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

     Future cash inflows were computed by applying year end prices of oil and gas relating to proved reserves to the estimated year end quantities of those reserves. Future price changes were considered only to the extent provided by contractual arrangements in existence at year end. Future development and production costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year end costs. Future income tax expenses were computed by applying the year end statutory tax rate adjusted for tax credits, with consideration of future tax rates already legislated, to the future pretax net cash flows relating to proved oil and gas reserves, less the tax basis of the properties involved. The standardized measure of discounted future cash flows represents the present value of estimated future net cash flows using a 10% annual discount rate.

                                                                       DECEMBER 31
                                                           -----------------------------------
                                                              1996         1995        1994
                                                           ----------   ----------   ---------
                                                                     (IN THOUSANDS)
Future cash inflows......................................  $2,124,172   $1,202,555   $ 977,811
Future production and development costs..................    (592,189)    (476,786)   (422,277)
Future income tax expenses...............................    (403,264)    (117,188)    (45,859)
                                                           ----------   ----------   ---------
Future net cash flows....................................   1,128,719      608,581     509,675
10% annual discount for estimated timing of cash flows...    (438,354)    (244,862)   (191,981)
                                                           ----------   ----------   ---------
Standardized measure of discounted future net cash
  flows..................................................  $  690,365   $  363,719   $ 317,694
                                                           ==========   ==========   =========
Beginning of year........................................  $  363,719   $  317,694   $ 447,535
Changes resulting from:
  Sales and transfers of oil and gas produced, net of
     production costs....................................    (153,617)     (85,560)    (90,363)
  Extensions and discoveries.............................     232,124       56,806      26,246
  Purchases of minerals in place.........................      18,444          353         350
  Sales of minerals in place.............................     (11,906)     (22,829)    (48,157)
  Previously estimated development costs incurred during
     the year............................................      32,270       43,600      25,625
  Revisions of previous quantities.......................       8,017       17,186      (4,880)
  Accretion of discount..................................      43,377       34,626      52,227
  Net change in income taxes.............................    (176,597)     (41,459)     46,163
  Net changes in prices and costs........................     334,534       43,302    (137,052)
                                                           ----------   ----------   ---------
End of year..............................................  $  690,365   $  363,719   $ 317,694
                                                           ==========   ==========   =========

                                                                     SCHEDULE II

                          FINA, INC. AND SUBSIDIARIES

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                          BALANCE AT   CHARGED TO                BALANCE AT
                                          BEGINNING    COSTS AND                   END OF
                                          OF PERIOD     EXPENSES    DEDUCTIONS     PERIOD
                                          ----------   ----------   ----------   ----------
Year ended December 31, 1994 --
  Allowance for doubtful receivables....   $ 6,685       $3,652      $ 3,136(1)    $7,201
                                           =======       ======      =======       ======
  Inventory valuation reserve...........   $47,048       $   --      $47,048       $   --
                                           =======       ======      =======       ======
Year ended December 31, 1995 --
  Allowance for doubtful receivables....   $ 7,201       $2,790      $ 3,280(1)    $6,711
                                           =======       ======      =======       ======
Year ended December 31, 1996 --
  Allowance for doubtful receivables....   $ 6,711       $1,330      $ 1,968(1)    $6,073
                                           =======       ======      =======       ======

---------------

(1) Bad debts written off, less recoveries.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in accountants or disagreements by the Registrant with its accountants on accounting or financial disclosures.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        EXECUTIVE OFFICERS OF REGISTRANT AND                 SERVED AS AN
              CAPACITIES SERVED IN 1996                AGE   OFFICER SINCE
        ------------------------------------           ---   -------------
Paul D. Meek,                                          66       6-06-68
  Chairman of the Board
Ron W. Haddock,                                        56       6-19-86
  President and Chief Executive Officer
Cullen M. Godfrey,                                     51       4-15-87
  Senior Vice President, Secretary and General
  Counsel
Michael J. Couch,                                      45       4-30-84
  Senior Vice President
H. Patrick Jack,                                       44       8-23-89
  Senior Vice President
Neil A. Smoak,                                         50       4-24-86
  Senior Vice President
Yves Bercy,                                            51       7-01-93
  Vice President and Chief Financial Officer
Michel Daumerie,                                       44       4-20-95
  Vice President
Richard C. Lindley,                                    55       4-20-95
  Vice President
Jeff D. Morris,                                        45       4-20-95
  Vice President
S. R. West,                                            57       5-02-83
  Vice President
Hilda Kouvelis,                                        34       2-20-97
  Treasurer
Kevin A. Rupp,                                         41       4-20-95
  Controller
Linda Middleton,                                       46       8-20-84
  Assistant Secretary

     There is incorporated by reference pages 4 through 7 of the Company's Proxy Statement for the Annual Meeting of Security Holders to be held April 16, 1997.

ITEM 11  EXECUTIVE COMPENSATION

     There is incorporated by reference pages 2 through 3 and 9 through 17 of the Company's Proxy Statement for the Annual Meeting of Security Holders to be held April 16, 1997.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is incorporated by reference the first page and pages 2 through 7 of the Proxy Statement for the Annual Meeting of Security Holders to be held April 16, 1997.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is incorporated by reference pages 4 through 5, 13 and 17 of the Company's Proxy Statement for the Annual Meeting of Security Holders to be held April 16, 1997.

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

             No reports on Form 8-K were filed during the last quarter of the period covered by this report. However, a Form 8-K was filed on March 6, 1997 reporting a news release by Petrofina S.A. offering to negotiate a merger whereby the Company would become a wholly-owned affiliate.

        3. Exhibits:

                (3a)     -- The Articles of Incorporation of FINA, Inc.
                (3b)     -- The Bylaws of FINA, Inc.
               (10a)     -- Thrift and Employee Stock Ownership Plan for Employees of
                            American Petrofina, Incorporated
               (10b)     -- Credit Agreements of February 27, 1997 with NationsBank of Texas, N.A.
               (10c)     -- American Petrofina, Incorporated Employee Non-Qualified
                            Stock Option Plan (1979)
               (10d)     -- Form 11-K Amdel Inc. Employee Investment Plan
               (10e)     -- Form 11-K FINA Capital Accumulation Plan
               (10f)     -- Agreements between FINA, Inc. (formerly American
                            Petrofina, Incorporated) and Ron W. Haddock
               (10g)     -- Employee Stock Ownership Plan of American Petrofina,
                            Incorporated
               (10h)     -- FINA Capital Accumulation Plan
               (10i)     -- Fina Restoration Plan
               (11)      -- Computation of Ratio of Earnings to Fixed Charges
               (19)      -- FINA, Inc.'s Proxy Statement for Annual Meeting of
                            Security Holders to be held April 16, 1997
               (21)      -- Subsidiaries of the Registrant
               (23)      -- Independent Auditors' Consent
               (27)      -- Financial Data Schedule

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FINA, INC.
                                            (Registrant)

                                            By:     /s/ CULLEN M. GODFREY
                                              ----------------------------------
                                                      Cullen M. Godfrey
                                               Senior Vice President, Secretary
                                                      and General Counsel

Date: March 10, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURES AND TITLES                                       DATE
                ---------------------                                       ----

                By: /s/ PAUL D. MEEK                                   March 10, 1997
  -------------------------------------------------
                    Paul D. Meek
                Chairman of the Board

               By: /s/ RON W. HADDOCK                                  March 10, 1997
  -------------------------------------------------
                   Ron W. Haddock
             President and CEO, Director

              By: /s/ FRANCOIS CORNELIS                                March 10, 1997
  -------------------------------------------------
                  Francois Cornelis
                      Director

                         By:                                           March   , 1997
  -------------------------------------------------
                 Axel de Broqueville
                      Director

                         By:                                           March   , 1997
  -------------------------------------------------
               Michel-Marc Delcommune
                      Director

               By: /s/ ERNESTO MARCOS                                  March 10, 1997
  -------------------------------------------------
                   Ernesto Marcos
                      Director

             By: /s/ ROBERT L. MITCHELL                                March 10, 1997
  -------------------------------------------------
                 Robert L. Mitchell
                      Director

                         By:                                           March   , 1997
  -------------------------------------------------
                   Jose G. Rebelo
                      Director

           By: /s/ PATRICIA M. WALLINGTON                              March 10, 1997
  -------------------------------------------------
               Patricia M. Wallington
                      Director

                 By: /s/ YVES BERCY                                    March 10, 1997
  -------------------------------------------------
                     Yves Bercy
   Vice President and Chief Financial Officer, and
            Principal Accounting Officer

                                 EXHIBIT INDEX

        EXHIBIT                                  DESCRIPTION
        -------                                  -----------
          (3a)           -- The Articles of Incorporation of FINA, Inc.
          (3b)           -- The Bylaws of FINA, Inc.
         (10a)           -- Thrift and Employee Stock Ownership Plan for Employees of
                            American Petrofina, Incorporated
         (10b)           -- Credit Agreements of February 27, 1997 with NationsBank of Texas, N.A.
         (10c)           -- American Petrofina, Incorporated Employee Non-Qualified
                            Stock Option Plan (1979)
         (10d)           -- Form 11-K Amdel Inc. Employee Investment Plan
         (10e)           -- Form 11-K FINA Capital Accumulation Plan
         (10f)           -- Agreements between FINA, Inc. (formerly American
                            Petrofina, Incorporated) and Ron W. Haddock
         (10g)           -- Employee Stock Ownership Plan of American Petrofina,
                            Incorporated
         (10h)           -- FINA Capital Accumulation Plan
         (10i)           -- Fina Restoration Plan
          (11)           -- Computation of Ratio of Earnings to Fixed Charges
          (19)           -- FINA, Inc.'s Proxy Statement for Annual Meeting of
                            Security Holders to be held April 16, 1997
          (21)           -- Subsidiaries of the Registrant
          (23)           -- Independent Auditors' Consent
          (27)           -- Financial Data Schedule