Form 10-K/A
period 1996-12-31
FINA INC
filed 1997-04-16
CIK 5611

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

(MARK ONE)
  [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]
                       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
  [ ]           TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                                      None

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.                             YES X      NO____

     The aggregate market value of the Class A Common voting stock held by non-affiliates of the Registrant as of February 11, 1997 was $146,450,000 based on the highest price of $50.125 per share as recorded by the American Stock Exchange.

     The number of shares outstanding of each of the issuer's classes of common stock, as of March 6, 1997:

                       CLASS A COMMON STOCK -- 29,216,972
                       CLASS B COMMON STOCK --  2,000,000

     Documents Incorporated by Reference: Part III: The Company's Proxy Statement for Annual Meeting of Stockholders on April 16, 1997.

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

        3. Exhibits: (Contained separately and EDGAR filed)

            (3a)     -- The Articles of Incorporation of FINA, Inc.

            (3b)     -- The Bylaws of FINA, Inc.

           (10a)     -- Thrift and Employee Stock Ownership Plan for Employees of
                        American Petrofina, Incorporated

           (10b)     -- Credit Agreements of February 27, 1997 with NationsBank of Texas, N.A., as Agent

           (10c)     -- American Petrofina, Incorporated Employee Non-Qualified
                        Stock Option Plan (1979)

           (10d)     -- Form 11-K Amdel Inc. Employee Investment Plan

           (10e)*    -- Form 11-K FINA Capital Accumulation Plan

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

           (10g)     -- Employee Stock Ownership Plan of American Petrofina,
                        Incorporated

           (10h)     -- FINA Capital Accumulation Plan

           (10i)     -- FINA Restoration Plan

           (11)      -- Computation of Ratio of Earnings to Fixed Charges

           (19)      -- FINA, Inc.'s Proxy Statement for Annual Meeting of
                        Security Holders on
                        April 16, 1997

           (21)      -- Subsidiaries of the Registrant

           (23)      -- Independent Auditors' Consent

           (27)      -- Financial Data Schedule

---------------
* Filed herewith

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
Date: April 14, 1997

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

  (10e)*     -- Form 11-K FINA Capital Accumulation Plan

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

---------------
* Filed herewith