Form 10-K/A
period 1996-12-31
FINA INC
filed 1997-04-16
CIK 5611

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

     Documents Incorporated by Reference: Part III: The Company's Proxy Statement for Annual Meeting of Stockholders to be held April 16, 1997

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

        3. Exhibits: (Contained separately and EDGAR filed)

            (3a)     -- The Articles of Incorporation of FINA, Inc.
            (3b)     -- The Bylaws of FINA, Inc.
           (10a)     -- Thrift and Employee Stock Ownership Plan for Employees of
                        American Petrofina, Incorporated
           (10b)     -- Credit Agreements of February 27, 1997 with NationsBank of Texas, N.A., as Agent
           (10c)     -- American Petrofina, Incorporated Employee Non-Qualified
                        Stock Option Plan (1979)
           (10d)*    -- Form 11-K Amdel Inc. Employee Investment Plan
           (10e)     -- Form 11-K FINA Capital Accumulation Plan
           (10f)     -- Agreements between FINA, Inc. (formerly American
                        Petrofina, Incorporated) and Ron W. Haddock
           (10g)     -- Employee Stock Ownership Plan of American Petrofina,
                        Incorporated
           (10h)     -- FINA Capital Accumulation Plan
           (10i)     -- FINA Restoration Plan
           (11)      -- Computation of Ratio of Earnings to Fixed Charges
           (19)      -- FINA, Inc.'s Proxy Statement for Annual Meeting of
                        Security Holders on
                        April 16, 1997
           (21)      -- Subsidiaries of the Registrant
           (23)      -- Independent Auditors' Consent
           (27)      -- Financial Data Schedule

---------------
* Filed herewith

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FINA, Inc.
                                        (Registrant)

                                        By:       /s/ CULLEN M. GODFREY
                                           -------------------------------------
                                                     Cullen M. Godfrey
                                           Senior Vice President, Secretary and
                                                      General Counsel

Date: April 14, 1997

                                EXHIBIT INDEX



  EXHIBIT                            DESCRIPTION
  -------                            -----------
   (3a)      -- The Articles of Incorporation of FINA, Inc.
   (3b)      -- The Bylaws of FINA, Inc.
  (10a)      -- Thrift and Employee Stock Ownership Plan for Employees of
                American Petrofina, Incorporated
  (10b)      -- Credit Agreements of February 27, 1997 with NationsBank of Texas, N.A. as Agent
  (10c)      -- American Petrofina, Incorporated Employee Non-Qualified
                Stock Option Plan (1979)
  (10d)*     -- Form 11-K Amdel Inc. Employee Investment Plan
  (10e)      -- Form 11-K FINA Capital Accumulation Plan
  (10f)      -- Agreements between FINA, Inc. (formerly American
                Petrofina, Incorporated) and Ron W. Haddock
  (10g)      -- Employee Stock Ownership Plan of American Petrofina,
                Incorporated
  (10h)      -- FINA Capital Accumulation Plan
  (10i)      -- Fina Restoration Plan
  (11)       -- Computation of Ratio of Earnings to Fixed Charges
  (19)       -- FINA, Inc.'s Proxy Statement for Annual Meeting of
                Security Holders to be held April 16, 1997
  (21)       -- Subsidiaries of the Registrant
  (23)       -- Independent Auditors' Consent
  (27)       -- Financial Data Schedule

---------------
* Filed herewith