Form 10-Q
period 1997-03-31
FINA INC
filed 1997-05-14
CIK 5611

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

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

                    29,217,172 Class A as of April 28, 1997
                     2,000,000 Class B as of April 28, 1997

                          FINA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                    MARCH 31,   DECEMBER 31,
                                                                      1997         1996
                                                                   ----------   ----------
ASSETS
Current assets:
   Cash and cash equivalents                                       $    8,156   $    1,585
   Accounts and notes receivable                                      557,591      552,553
   Inventories                                                        309,135      318,565
   Prepaid expenses and other current assets                           32,999       31,995
                                                                   ----------   ----------

            Total current assets                                      907,881      904,698
                                                                   ----------   ----------

Property, plant, and equipment; net of $1,546,981 accumulated
  depreciation at 3/31/97 and $1,504,018 at 12/31/96                1,697,369    1,720,965
Other assets                                                          230,804      230,159
                                                                   ----------   ----------

                                                                   $2,836,054   $2,855,822
                                                                   ==========   ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short term obligations                                          $   74,858   $   71,735
   Current installments of long term debt and lease obligations        37,456       37,188
   Accounts payable and accrued liabilities                           590,168      633,034
                                                                   ----------   ----------

            Total current liabilities                                 702,482      741,957
                                                                   ----------   ----------

Long term debt, excluding current installments                        583,200      587,290
Other deferred credits and liabilities                                285,754      279,290
Stockholders' equity:
   Preferred stock of $1 par value. Authorized 4,000,000 shares;
      none issued                                                        --           --
   Class A common stock of $.50 par value. Authorized
      38,000,000 shares; issued and outstanding 29,217,172 and
      29,216,172 shares in 1997 and 1996                               14,609       14,608
   Class B common stock of $.50 par value. Authorized
      and issued 2,000,000 shares                                       1,000        1,000
   Additional paid-in capital                                         450,933      450,899
   Retained earnings                                                  798,076      780,778
                                                                   ----------   ----------
            Total stockholders' equity                              1,264,618    1,247,285

Commitments and contingencies                                            --           --
                                                                   ----------   ----------

                                                                   $2,836,054   $2,855,822
                                                                   ==========   ==========



See accompanying notes to consolidated financial statements.

                          FINA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                      1997         1996
                                                   ----------   ----------
Revenues:
   Sales and other operating revenues              $1,114,068   $  965,115
   Interest and other, net                              5,375       (2,715)
                                                   ----------   ----------

                                                    1,119,443      962,400
                                                   ----------   ----------


Costs and expenses:
   Cost of raw materials and products purchased       878,116      724,868
   Direct operating expenses                           87,927       93,791
   Selling, general, and administrative expenses       21,427       20,673
   Taxes, other than on income                         14,351       11,974
   Dry holes and abandonments                           2,055        4,115
   Depreciation, depletion, amortization,
     and lease impairment                              47,478       39,683
   Interest charges, net                                9,605        9,738
                                                   ----------   ----------

                                                    1,060,959      904,842
                                                   ----------   ----------

Earnings before income taxes                           58,484       57,558
Income taxes                                           19,334       19,536
                                                   ----------   ----------

            Net earnings                           $   39,150   $   38,022
                                                   ==========   ==========


Earnings per common share - (note 2)               $     1.25   $     1.22
                                                   ==========   ==========




See accompanying notes to consolidated financial statements.

                          FINA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                       1997          1996
                                                                   ----------    ----------
Cash flows from operating activities:
   Net earnings                                                        39,150        38,022
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Depreciation, depletion, amort., lease impairment & aband        47,584        39,735
      Net equity in losses of affiliates                                1,605         1,274
      Loss (gain) on sale of assets                                    (6,176)         (352)
      Changes in assets and liabilities:
          Accounts and notes receivable                                (5,038)      (82,672)
          Inventories                                                   9,430        (3,862)
          Prepaid expenses and other current assets                    (1,004)       (4,724)
          Accounts payable and accrued liabilities                    (45,959)       67,948
          Current and deferred income taxes                             9,967        11,752
          Other                                                        (2,143)      (20,114)
                                                                   ----------    ----------

             Net cash provided by operating activities                 47,416        47,007
                                                                   ----------    ----------

Cash flows from investing activities:
   Additions to property, plant and equipment                         (24,744)      (38,588)
   Proceeds from sale of assets                                         8,424         7,207
   Investments in and advances to affiliates                           (2,009)         (570)
                                                                   ----------    ----------

             Net cash used in investing activities                    (18,329)      (31,951)
                                                                   ----------    ----------

Cash flows from financing activities:
   Additions to long term debt and lease obligations                       18             0
   Payments of long term debt and lease obligations                    (3,840)       (3,301)
   Net change in short term obligations                                 3,123         4,000
   Issuance of common stock                                                35           171
   Dividends paid                                                     (21,852)      (18,727)
                                                                                 ----------

             Net cash used in financing activities                    (22,516)      (17,857)
                                                                   ----------    ----------

Net increase (decrease) in cash and cash equivalents                    6,571        (2,801)
Cash and cash equivalents at beginning of year                          1,585         7,271
                                                                   ----------    ----------

Cash and cash equivalents at end of year                           $    8,156    $    4,470
                                                                   ==========    ==========

                          FINA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)


(1) The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods presented. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the operating results for the full fiscal year.

(2) Earnings per common share is based on the weighted average number of outstanding shares. Shares issuable upon the exercise of stock options are excluded from the computation since their effect is insignificant. The weighted average number of outstanding shares was 31,216,722 and 31,209,997 for the three months ended March 31, 1997 and 1996, respectively.

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

(4) The notes to the consolidated financial statements on pages 19 through 34 of the Company's 1996 Form 10-K are an integral part of these consolidated financial statements.

(5) Fina Oil and Chemical Company ("FOCC"), a wholly-owned subsidiary of FINA, Inc., is the main operating subsidiary of the Company whose principle lines of business include crude oil and natural gas exploration and production; petroleum products refining, supply and transportation and marketing; and chemicals manufacturing and marketing. Following is summary consolidated financial data for FOCC (in thousands).

                                            March 31,     December 31,
                                              1997           1996
                                           -----------    -----------
        Current assets                     $   846,188    $   818,116
        Noncurrent assets                    1,892,508      1,914,715
        Current liabilities                   (642,390)      (659,894)
        Noncurrent liabilities (1)          (1,943,649)    (1,956,490)
                                           ===========    ===========
                   Net Assets              $   152,657    $   116,447
                                           ===========    ===========

                                         Three Months Ended March 31,
                                         ----------------------------
                                              1997         1996
                                           ----------   ----------
Sales and other operating revenues         $  960,099   $  857,808
                                           ==========   ==========
Gross profit (2)                           $   82,608   $   77,534
                                           ==========   ==========
Net earnings                               $   37,184   $   21,597
                                           ==========   ==========

    (1) Primarily consists of payables to related parties.
    (2) Gross profit is defined as sales and other operating revenues less cost of raw materials and products purchased direct operating expenses; taxes, other than on income; and depreciation, depletion, amortization and lease impairment.

                                PART I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       Net earnings were $39,150,000 for the quarter ended March 31, 1997 compared to $38,022,000 for the first quarter of 1996. Sales and other operating revenues were $1,114,068,000 compared to $965,115,000 for first quarter 1996. Earnings per share were $1.25 compared to $1.22 per share for the first quarter of last year.

       The net earnings increase in the first quarter 1997 was largely attributable to higher Upstream volumes and prices, partially offset by lower industry chemicals margins. Downstream increased only slightly as higher refining margins were mostly offset by inventory value effects of the large drop in crude prices during the first quarter 1997. Sales and other operating revenues increased primarily due to higher prices in the Upstream and Downstream and higher Chemicals volumes, partially offset by lower Chemicals prices.

       The Board of Directors increased the cash dividend beginning in June 1997 ; i.e., from 70 cents per share to 80 cents per share.

       Upstream results in the first quarter were improved compared with the corresponding period last year primarily due to higher volumes and increases in natural gas and crude oil prices. Earnings before interest and income taxes ("EBIT") were $35,487,000 in first quarter 1997 compared to $18,465,000 in first quarter 1996. The improvement was due to increased production volumes reflecting improved results from 1996 and early 1997 drilling activity, as well as higher natural gas and crude oil prices. Natural gas production increased 43% to 189 million cubic feet per day. Also, lifting costs per barrel of oil equivalent were reduced 23% compared to last year's first quarter. In addition, total natural gas sales increased 40% to 727 million cubic feet per day. During first quarter 1997, interests were acquired with other partners in 20 offshore blocks in the Central Gulf of Mexico lease sale, increasing offshore exploration inventory.

       Downstream reported increased earnings in first quarter 1997 compared to first quarter 1996. Downstream EBIT were $2,007,000 in first quarter of 1997 compared to a loss of $1,338,000 in first quarter 1996, as improved industry refining margins, and the absence of a 1996 refinery maintenance downtime were only partially offset by the large drop in crude oil prices which decreased inventory values. Total refining throughput increased to 232,000 barrels per day in first quarter 1997 compared to 215,000 barrels per day for the same period last year. During the quarter, a product supply alliance was made with Holly Corporation to create a network to provide sufficient gasoline and diesel supplies to satisfy total demand growth in the West Texas, New Mexico and Arizona markets for at least the next five years. The project is expected to use existing assets and provide the lowest capital cost alternative for product supply from the Gulf Coast to the Southwest markets.

       Chemicals results were down 35% due to a 40% drop in industry refining margins partially offset by higher sales volumes. Chemicals EBIT for first quarter 1997 were $35,074,000 compared to $54,436,000 for first quarter 1996. The reduction reflects a 40% decline in overall average margins, partially offset by an 8% increase in total sales volumes. The Carville Polystyrene Plant's fourth production line, which was completed in June 1996 making the plant the largest polystyrene plant in the world, increased production and sales of polystyrene by 22% in first quarter 1997 compared to the same period in 1996. The capital budget was amended in second quarter 1997 to include an increase of $60,000,000, the majority of which to include an additional polypropylene production line (Train 9) at the La Porte, Texas Plant.

       The Company's annual meeting of shareholders was held April 16, 1997. All members of the Board of Directors as proposed in the Company's Proxy Statement were elected other than Mr. Robert L. Mitchell who withdrew his name from nomination. In his stead, the shareholders elected Mr. Albert V. Casey.

       The Company's regular quarterly dividend of $.70 per share was paid March 18, 1997 to shareholders of record on March 6, 1997. Due to a dividend increase, the next declared dividend of $.80 per share will be paid on June 17, 1997 to shareholders of record on June 3, 1997.

                                  FINA, INC.
                         UNAUDITED SEGMENT INFORMATION


                                                                 FIRST QUARTER
                                                              1997            1996
                                                           -----------    -----------
EARNINGS  (Thousands, except share and per-share amounts)
         Upstream                                          $    35,487    $    18,465
         Downstream                                        $     2,007    $    (1,338)
         Chemicals                                         $    35,074    $    54,436
         Corporate / Financing                             $   (14,084)   $   (14,006)
         Income Tax                                        $   (19,334)   $   (19,535)
            Total Net Earnings                             $    39,150    $    38,022
            Net Earnings Per Share                         $      1.25    $      1.22
                                                           -----------    -----------
            Average Shares Outstanding                      31,216,722     31,209,997
                                                           ===========    ===========

OPERATING STATISTICS
   Upstream
         Crude Oil Production - MBD                               10.3            9.5
         Natural Gas Production - MMCFD                            189            132
         Natural Gas Sales - MMCFD                                 727            518
         Average Oil Price/BBL                             $     20.34    $     16.87
         Average Natural Gas Sales Price/MCF               $      2.91    $      2.20

   Downstream
         Refinery Throughput - MBD                               232.2          215.0

   Chemicals
         Styrene Sales Volume - MMLB                             326.0          274.2
         Polystyrene Sales Volume - MMLB                         236.1          194.7
         Polypropylene Sales Volume - MMLB                       337.5          351.2
         Polyethylene Sales Volume - MMLB                        100.8          105.5
                                                           -----------    -----------
            Total Chemicals Sales Volume - MMLB                1,000.4          925.6
                                                           ===========    ===========

                          Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

        Not Applicable

Item 2. Changes in Securities.

        (a)  Not Applicable

        (b)  Not Applicable

Item 3. Defaults upon Senior Securities.

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

        At the annual meeting of shareholders, held April 16, 1997 nine directors were elected.

Item 5. Other Information.

        Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

        One Form 8-K was filed on March 6, 1997 reporting a news release by PetroFina S.A. offering to negotiate a merger whereby the Company would become a wholly-owned affiliate. Form 10-K/A numbers 1 and 2, as cover for the Forms 11-K pertaining to the FINA Capital Accumulation Plan (a
        401(k) plan) and the Amdel     Savings Plan, were filed April 25, 1997.

        Exhibits incorporated herein by reference:

        (27)      Financial Data Schedule

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  FINA, Inc.
                                                  -----------
                                                  (REGISTRANT)

Date: May 13, 1997

                                                  BY:
                                                  Yves Bercy
                                                  Vice President and Chief
                                                  Financial Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27          Financial Data Schedule
