Form 10-Q
period 1997-06-30
FINA INC
filed 1997-08-13
CIK 5611

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1997

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                to
                              ----------------  -----------------

                         Commission File Number 1-4014

                                   FINA, Inc.
             (Exact name of registrant as specified in its charter)

                Delaware                                   13-1820692
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

        Fina Plaza, Dallas, Texas                             75206
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code (214) 750-2400
                                                         ----------------

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

                     29,217,572 Class A as of July 31, 1997
                     2,000,000 Class B as of July 31, 1997

                          FINA, Inc. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                      JUNE 30,      DECEMBER 31,
                                                                        1997           1996
                                                                    -----------     ----------
ASSETS
Current assets:
   Cash and cash equivalents                                         $    6,083     $    1,585
   Accounts and notes receivable                                        539,783        552,553
   Inventories                                                          370,181        318,565
   Prepaid expenses and other current assets                             34,193         31,995
                                                                     ----------     ----------
            Total current assets                                        950,240        904,698
                                                                     ----------     ----------
Property, plant, and equipment; net of $1,575,474 accumulated
  depreciation at 6/30/97 and $1,504,018 at 12/31/96                  1,699,000      1,720,965
Other assets                                                            236,534        230,159
                                                                     ----------     ----------
                                                                     $2,885,774     $2,855,822
                                                                     ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short term obligations                                            $  159,076     $   71,735
   Current installments of long term debt and lease obligations          62,965         37,188
   Accounts payable and accrued liabilities                             556,927        633,034
                                                                     ----------     ----------
            Total current liabilities                                   778,968        741,957
                                                                     ----------     ----------

Long term debt, excluding current installments                          532,364        587,290
Other deferred credits and liabilities                                  294,761        279,290
Stockholders' equity:
   Preferred stock of $1 par value. Authorized 4,000,000 shares;
      none issued                                                            --             --
   Class A common stock of $.50 par value. Authorized
      38,000,000 shares; issued and outstanding 29,217,572 and
      29,216,172 shares in 1997 and 1996                                 14,609         14,608
   Class B common stock of $.50 par value. Authorized
      and issued 2,000,000 shares                                         1,000          1,000
   Additional paid-in capital                                           450,947        450,899
   Retained earnings                                                    813,125        780,778
                                                                     ----------     ----------
            Total stockholders' equity                                1,279,681      1,247,285

Commitments and contingencies                                                --             --
                                                                     ----------     ----------
                                                                     $2,885,774     $2,855,822
                                                                     ==========     ==========




See accompanying notes to consolidated financial statements.

                          FINA, Inc. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                            THREE MONTHS                     SIX MONTHS
                                                            ENDED JUNE 30,                  ENDED JUNE 30,
                                                            --------------                  --------------
                                                        1997            1996            1997            1996
                                                     ----------     -----------      ----------     -----------
Revenues:
   Sales and other operating revenues                $1,034,558     $ 1,047,290      $2,148,626     $ 2,012,405
   Interest and other, net                                1,712            (303)          7,087          (3,018)
                                                     ----------     -----------      ----------     -----------
                                                      1,036,270       1,046,987       2,155,713       2,009,387
                                                     ----------     -----------      ----------     -----------
Costs and expenses:
   Cost of raw materials and products purchased         775,710         802,716       1,653,826       1,527,584
   Direct operating expenses                             92,138          96,271         180,065         190,062
   Selling, general, and administrative expenses         24,833          23,328          46,260          44,001
   Taxes, other than on income                           13,811          11,921          28,162          23,895
   Dry holes and abandonments                             9,363           3,405          11,418           7,520
   Depreciation, depletion, amortization,
     and lease impairment                                50,613          41,220          98,091          80,903
   Interest charges, net                                  9,699           9,757          19,304          19,495
                                                     ----------     -----------      ----------     -----------
                                                        976,167         988,618       2,037,126       1,893,460
                                                     ----------     -----------      ----------     -----------

Earnings before income taxes                             60,103          58,369         118,587         115,927
Income taxes                                             20,080          20,290          39,414          39,826
                                                     ----------     -----------      ----------     -----------

            Net earnings                             $   40,023     $    38,079      $   79,173     $    76,101
                                                     ==========     ===========      ==========     ===========

Earnings per common share (note 2)                   $     1.28     $      1.22      $     2.54     $      2.44
                                                     ==========     ===========      ==========     ===========



See accompanying notes to consolidated financial statements.

                          FINA, Inc. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                       1997          1996
                                                                     --------      ---------
Cash flows from operating activities:
   Net earnings                                                        79,173         76,101
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Depreciation, depletion, amort., lease impairment & aband.       98,499         81,009
      Net equity in losses of affiliates                                2,894          2,562
      Loss (gain) on sale of assets                                    (8,313)        (2,995)
      Changes in assets and liabilities:
          Accounts and notes receivable                                12,770        (85,697)
          Inventories                                                 (51,616)          (533)
          Prepaid expenses and other current assets                    (2,198)        (1,432)
          Accounts payable and accrued liabilities                    (84,206)        30,195
          Current and deferred income taxes                            28,925         26,807
          Other                                                        (9,619)       (24,251)
                                                                     --------      ---------

             Net cash provided by operating activities                 66,309        101,766
                                                                     --------      ---------

Cash flows from investing activities:
   Additions to property, plant and equipment                         (78,982)       (91,678)
   Proceeds from sale of assets                                        13,673         11,561
   Investments in and advances to affiliates                           (7,917)          (214)
                                                                     --------      ---------

             Net cash used in investing activities                    (73,226)       (80,331)
                                                                     --------      ---------

Cash flows from financing activities:
   Additions to long term debt and lease obligations                      906        200,577
   Payments of long term debt and lease obligations                   (30,055)      (229,420)
   Net change in short term obligations                                87,341         43,000
   Issuance of common stock                                                49            302
   Dividends paid                                                     (46,826)       (40,578)
                                                                     --------      ---------

             Net cash provided (used) in financing activities          11,415        (26,119)
                                                                     --------      ---------

Net increase (decrease) in cash and cash equivalents                    4,498         (4,684)
Cash and cash equivalents at beginning of year                          1,585          7,271
                                                                     --------      ---------

Cash and cash equivalents at end of period                           $  6,083      $   2,587
                                                                     ========      =========

                          FINA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)


(1) The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods presented. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the operating results for the full fiscal year.

(2) Earnings per common share is based on the weighted average number of outstanding shares. Shares issuable upon the exercise of stock options are excluded from the computation since their effect is insignificant. The weighted average number of outstanding shares was 31,217,372 and 31,214,372 for the three months ended June 30, 1997 and 1996, respectively. The weighted average number of outstanding shares was 31,217,029 and 31,212,143 for the six months ended June 30, 1997 and 1996, respectively.

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

                                June 30,        December 31,
                                  1997              1996
                               -----------      -----------
Current assets                 $   894,715      $   818,116
Noncurrent assets                1,899,726        1,914,715
Current liabilities               (725,315)        (659,894)
Noncurrent liabilities (1)      (1,877,511)      (1,956,490)
                               -----------      -----------
           Net Assets          $   191,615      $   116,447
                               ===========      ===========

                                        Six Months Ended June 30,    Three Months Ended June 30,
                                          1997            1996           1997         1996
                                       -----------      ----------     --------     --------
Sales and other operating revenues     $ 1,889,773      $1,818,617     $929,674     $960,809
                                       ===========      ==========     ========     ========
Gross profit (2)                       $   182,807      $  169,124     $100,199     $ 91,590
                                       ===========      ==========     ========     ========
Net earnings                           $    76,478      $   63,449     $ 39,294     $ 36,329
                                       ===========      ==========     ========     ========

(1)     Primarily consists of payables to related parties.

(2) Gross profit is defined as sales and other operating revenues less cost of raw materials and products purchased direct operating expenses; taxes, other than on income; and depreciation, depletion, amortization and lease impairment.

                                   FINA, INC.
                         UNAUDITED SEGMENT INFORMATION

                                              ------------------------    ------------------------
                                                     SIX MONTHS                 SECOND QUARTER
                                                  1997         1996           1997           1996
                                              ------------------------    ------------------------
EARNINGS (Thousands, except share and per-share amounts)
      Upstream                                   $39,578       $33,060        $4,091       $14,595
      Downstream                                 $31,827        $3,165       $29,820        $4,503
      Chemicals                                  $75,649      $107,937       $40,575       $53,501
      Corporate / Financing                     ($28,467)     ($28,234)     ($14,383)     ($14,228)
      Income Tax                                ($39,414)     ($39,827)     ($20,080)     ($20,292)
                                              ----------    ----------    ----------    ----------
         Total Net Earnings                      $79,173       $76,101       $40,023       $38,079
                                              ==========    ==========    ==========    ==========
         Net Earnings Per Share                    $2.54         $2.44         $1.28         $1.22
         Average Shares Outstanding           31,217,029    31,212,143    31,217,372    31,214,372

OPERATING STATISTICS
Upstream
   Crude Oil Production - MBD                       10.3           9.7          10.3         9.9
   Natural Gas Production - MMCFD                    186           139           183         145
   Natural Gas Sales - MMCFD                         700           521           673         525
   Average Oil Price/BBL                          $18.71        $17.92        $17.07      $18.93
   Average Natural Gas Sales Price/MCF            $ 2.71        $ 2.65        $ 2.29      $ 2.49

Downstream
   Refinery Throughput - MBD                       230.6         220.6         229.0       226.3

Chemicals
   Styrene Sales Volume - MMLB                      660.3         583.0        334.3       308.8
   Polystyrene Sales Volume - MMLB                  499.7         407.0        263.6       212.3
   Polypropylene Sales Volume - MMLB                663.2         680.2        325.7       329.0
   Polyethylene Sales Volume - MMLB                 186.4         204.1         85.6        98.6
                                                  -------       -------      -------       -----
      Total Chemicals Sales Volume - MMLB         2,009.6       1,874.3      1,009.2       948.7
                                                  =======       =======      =======       =====

                                PART I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

          Net earnings were $40,023,000 for the quarter ended June 30, 1997 compared to $38,079,000 for the second quarter of 1996. Sales and other operating revenues were $1,034,558,000 compared to $1,047,290,000 for second quarter 1996. Earnings per share were $1.28 compared to $1.22 per share for the second quarter of last year.

          The net earnings increase in second quarter 1997 was largely attributable to stronger refining and marketing margins, partially offset by lower crude oil and natural gas prices, increased exploration costs, and weaker chemicals margins. Sales and other operating revenues were essentially unchanged from the same period last year as higher volumes offset price declines in all business segments.

          For the six months of 1997, net earnings were $79,173,000 compared to $76,101,000 for the same period in 1996 as higher Upstream and Downstream earnings more than offset lower Chemicals profits. Earnings per share for the first six months of 1997 were $2.54 per share compared to $2.44 per share for the same period in 1996. Sales and other operating revenues increased to $2,148,626,000 during the six-month period compared to $2,012,405,000 for the same period in 1996, reflecting increased volumes in all business segments and slightly higher Upstream and Downstream prices.

          Capital expenditures for the six months were $100,399,000 compared to $104,021,000 for the same period in 1996. Chemicals expansion projects continued at both the La Porte Polypropylene Plant and the Bayport Polyethylene Plant; capital expenditures are expected to increase during the second half of the year as construction accelerates. An increase to the capital budget of $4,000,000 was approved by the Board of Directors for the current portion of an expansion of the polymer grade propylene splitter at Mont Belvieu, Texas. The total capital budget for 1997 is now $326,400,000.

          The total debt to total capital ratio increased slightly to 37%, largely due to higher working capital requirements for the various business expansions.

          In the Upstream, earnings before interest and income taxes (EBIT) were $4,091,000 in the second quarter of 1997 compared to $14,595,000 for the same period in 1996. For the first half of 1997, Upstream EBIT was $39,578,000 compared to $33,060,000 in the first six months of 1996. An aggressive exploration program was reflected in lower second quarter earnings, while improved volumes and higher crude oil and natural gas prices contributed to increased first half results. Crude oil and natural gas volumes increased compared to last year's first half, the result of successful step-out and development drilling activities, while lifting costs per barrel of oil equivalent were reduced 18% compared to the same period last year.

          In the Downstream, earnings before interest and income taxes (EBIT) were $29,820,000 in the second quarter of 1997 compared to $4,503,000 for the same period in 1996. For the six-month period of 1997, Downstream EBIT was $31,827,000 compared to $3,165,000 for the same period in 1996. Industry refining margins rose significantly during first half 1997, while total throughput increased, reflecting good overall refinery operations with new throughput records on numerous units, lower costs, and the absence of last year's first half turnaround activities at the Big Spring, Texas Refinery.

          Chemicals EBIT for the second quarter was $40,575,000 which was a decrease from second quarter 1996's EBIT of $ 53,501,000. For the six-month period of 1997, EBIT of $75,649,000 was down from the corresponding period in 1996 of $ 107,937,000 reflecting a 36% decline in average margins due to increased industry capacity. This was only partially offset by a 7% sales volume increase, largely the result of the mid-1996 expansion of the Polystyrene Plant in Carville, Louisiana.

          The Company's regular quarterly dividend of $.80 per share was paid on June 17, 1997 to shareholders of record on June 3, 1997. On July 23, 1997, the Board of Directors voted a regular quarterly dividend of $.80 per share to be paid on September 18, 1997 to shareholders of record on September 5, 1997.

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

         No Form 8-K's were filed during the period April 1, 1997 through June 30, 1997.

         Exhibits incorporated herein by reference:

         (27)    Financial Data Schedule

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       FINA, Inc.
                                                       ----------
                                                      (REGISTRANT)

Date: August 13, 1997

                                                      BY:  /s/ Yves Bercy
                                                         -----------------------
                                                         Vice President and
                                                         Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                DESCRIPTION
------                -----------
    27            Financial Data Schedule