Form 10-Q
period 1997-09-30
FINA INC
filed 1997-11-12
CIK 5611

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                            --------------------

                                  FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997


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

                   29,220,472 Class A as of October 21, 1997
                    2,000,000 Class B as of October 21, 1997

                           FINA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                      1997            1996
                                                                  --------------  ------------
ASSETS
Current assets:
   Cash and cash equivalents                                         $    5,240     $    1,585
   Accounts and notes receivable                                        526,346        552,553
   Inventories                                                          334,430        318,565
   Prepaid expenses and other current assets                             33,051         31,995
                                                                     ----------     ----------

            Total current assets                                        899,067        904,698
                                                                     ----------     ----------

Property, plant, and equipment; net of $1,605,707 accumulated
  depreciation at 9/30/97 and $1,504,018 at 12/31/96                  1,731,353      1,720,965
Other assets                                                            243,163        230,159
                                                                     ----------     ----------

                                                                     $2,873,583     $2,855,822
                                                                     ==========     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short term obligations                                            $  112,995     $   71,735
   Current installments of long term debt and lease obligations          62,702         37,188
   Accounts payable and accrued liabilities                             562,678        633,034
                                                                     ----------     ----------

            Total current liabilities                                   738,375        741,957
                                                                     ----------     ----------

Long term debt, excluding current installments                          528,521        587,290
Other deferred credits and liabilities                                  308,335        279,290
Stockholders' equity:
   Preferred stock of $1 par value. Authorized 4,000,000 shares;
      none issued                                                          --             --
   Class A common stock of $.50 par value. Authorized
      38,000,000 shares; issued and outstanding 29,219,072 and
      29,216,172 shares in 1997 and 1996                                 14,610         14,608
   Class B common stock of $.50 par value. Authorized
      and issued 2,000,000 shares                                         1,000          1,000
   Additional paid-in capital                                           450,999        450,899
   Retained earnings                                                    831,743        780,778
                                                                     ----------     ----------
            Total stockholders' equity                                1,298,352      1,247,285

Commitments and contingencies                                              --             --
                                                                     ----------     ----------

                                                                     $2,873,583     $2,855,822
                                                                     ==========     ==========



          See accompanying notes to consolidated financial statements.

                           FINA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                             THREE MONTHS                      NINE MONTHS
                                                          ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                     -----------------------------     ---------------------------
                                                        1997              1996             1997           1996
                                                     -----------      ------------     -----------     -----------
Revenues:
   Sales and other operating revenues                $ 1,111,641      $   993,264      $ 3,260,267     $ 3,005,669
   Interest and other, net                                (1,307)            (947)           5,780          (3,965)
                                                     -----------      -----------      -----------     -----------

                                                       1,110,334          992,317        3,266,047       3,001,704
                                                     -----------      -----------      -----------     -----------

Costs and expenses:
   Cost of raw materials and products purchased          842,107          743,170        2,495,933       2,270,754
   Direct operating expenses                              97,649          100,654          277,714         290,716
   Selling, general, and administrative expenses          26,181           19,882           72,441          63,883
   Taxes, other than on income                            14,444           12,127           42,606          36,022
   Dry holes and abandonments                              3,047            2,948           14,465          10,468
   Depreciation, depletion, amortization,
     and lease impairment                                 51,402           44,456          149,493         125,359
   Interest charges, net                                   9,435            9,189           28,739          28,684
                                                     -----------      -----------      -----------     -----------

                                                       1,044,265          932,426        3,081,391       2,825,886
                                                     -----------      -----------      -----------     -----------

Earnings before income taxes                              66,069           59,891          184,656         175,818
Income taxes                                              22,476           21,025           61,890          60,851
                                                     -----------      -----------      -----------     -----------

            Net earnings                             $    43,593      $    38,866      $   122,766     $   114,967
                                                     ===========      ===========      ===========     ===========

Earnings per common share (note 2)                   $      1.40      $      1.25      $      3.93     $      3.68
                                                     ===========      ===========      ===========     ===========


          See accompanying notes to consolidated financial statements.

                           FINA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       1997           1996
                                                                     ---------      ---------
Cash flows from operating activities:
   Net earnings                                                      $ 122,766      $ 114,967
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Depreciation, depletion, amort., lease impairment & aband        150,201        125,662
      Net equity in losses of affiliates                                 4,073          4,046
      Loss (gain) on sale of assets                                     (8,255)        (3,003)
      Changes in assets and liabilities:
          Accounts and notes receivable                                 26,207       (129,405)
          Inventories                                                  (15,865)       (22,859)
          Prepaid expenses and other current assets                     (1,056)       (10,322)
          Accounts payable and accrued liabilities                     (68,738)        25,080
          Current and deferred income taxes                             33,144         36,202
          Other                                                        (18,461)       (30,582)
                                                                     ---------       ---------

             Net cash provided by operating activities                 224,016        109,786
                                                                     ---------      ---------

Cash flows from investing activities:
   Additions to property, plant and equipment                         (160,895)      (146,340)
   Proceeds from sale of assets                                         12,933         12,683
   Investments in and advances to affiliates                            (8,705)       (40,475)
                                                                     ---------      ---------

             Net cash used in investing activities                    (156,667)      (174,132)
                                                                     ---------      ---------

Cash flows from financing activities:
   Additions to long term debt and lease obligations                       939        254,418
   Payments of long term debt and lease obligations                    (34,194)      (232,964)
   Net change in short term obligations                                 41,260         99,365
   Issuance of common stock                                                102            302
   Dividends paid                                                      (71,801)       (62,429)
                                                                     ---------       ---------

             Net cash provided (used) in financing activities          (63,694)        58,692
                                                                     ---------      ---------

Net increase (decrease) in cash and cash equivalents                     3,655         (5,654)
Cash and cash equivalents at beginning of year                           1,585          7,271
                                                                     ---------      ---------

Cash and cash equivalents at end of period                           $   5,240      $   1,617
                                                                     =========      =========

                           FINA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

(1) The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods presented. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the operating results for the full fiscal year.

(2) Earnings per common share is based on the weighted average number of outstanding shares. Shares issuable upon the exercise of stock options are excluded from the computation since their effect is insignificant. The weighted average number of outstanding shares was 31,218,197 and 31,216,172 for the three months ended September 30, 1997 and 1996, respectively. The weighted average number of outstanding shares was 31,217,442 and 31,213,352 for the nine months ended September 30, 1997 and 1996, respectively.

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

(5) Fina Oil and Chemical Company ("FOCC"), a wholly-owned subsidiary of FINA, Inc., is the main operating subsidiary of the Company whose principle lines of business include crude oil and natural gas exploration and production; petroleum products refining, supply and transportation and marketing; and chemicals manufacturing and marketing. Following is summary consolidated financial data for FOCC (in thousands):

                               September 30,     December 31,
                                  1997              1996
                               -------------    -------------
Current assets                 $   894,715      $   818,116
Noncurrent assets                1,899,726        1,914,715
Current liabilities               (725,315)        (659,894)
Noncurrent liabilities (1)      (1,877,511)      (1,956,490)
                               ===========      ===========
           Net Assets          $   191,615      $   116,447
                               ===========      ===========



                                     Three Months Ended September 30,         Nine Months Ended September 30,
                                         1997               1996                   1997             1996
                                       ----------        ----------              ----------      ----------
Sales and other operating revenues     $  976,153        $  917,420              $2,865,926      $2,736,037
                                       ==========        ==========              ==========      ==========
Gross profit (2)                       $  102,508        $   90,540              $  285,315      $  259,664
                                       ==========        ==========              ==========      ==========
Net earnings                           $   41,929        $   37,664              $  118,407      $  101,113
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

                                   FINA, INC.
                         UNAUDITED SEGMENT INFORMATION

                                         --------------------------------    --------------------------------
                                                   THIRD QUARTER                         NINE MONTHS
                                               1997              1996               1997            1996
                                         --------------------------------    --------------------------------
EARNINGS       (Thousands, except share and per-share amounts)
 Upstream                                $     10,316      $     11,428      $     49,894      $     44,488
 Downstream                              $     39,088      $(     1,317)     $     70,915      $      1,848
 Chemicals                               $     31,634      $     63,089      $    107,283      $    171,026
 Corporate / Financing                   $(    14,969)     $(    13,310)     $(    43,436)     $(    41,544)
 Income Tax                              $(    22,476)     $(    21,024)     $(    61,890)     $(    60,851)
                                         ------------      ------------      ------------      ------------

    Total Net Earnings                   $     43,593      $     38,866      $    122,766      $    114,967
                                         ============      ============      ============      ============
    Net Earnings Per Share               $       1.40      $       1.25      $       3.93      $       3.68
    Average Shares Outstanding             31,218,197        31,216,172        31,217,442        31,213,352

OPERATING STATISTICS
Upstream
 Crude Oil Production - MBD                       9.7               9.9              10.1               9.8
 Natural Gas Production - MMCFD                   183               152               185               143
 Natural Gas Sales - MMCFD                        767               488               725               510
 Average Oil Price/BBL                   $      16.85      $      19.67      $      18.11      $      18.50
 Average Natural Gas Sales Price/MCF     $       2.51      $       2.44      $       2.64      $       2.59
Downstream
 Refinery Throughput - MBD                      237.1             213.5             232.9             218.3
Chemicals
 Sales Volume - MMLB                          1,063.7             933.4           3,073.3           2,807.9

                                PART I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Net earnings were $43,593,000 for the quarter ended September 30, 1997 compared to $38,866,000 for the third quarter of 1996. Sales and other operating revenues for third quarter 1997 were $1,111,641,000 compared to $993,264,000 for third quarter 1996. Earnings per share were $1.40 compared to $1.25 per share for the third quarter of last year.

         The net earnings increase in the third quarter 1997 was largely attributable to increased natural gas production, higher natural gas prices, higher refining margins, and increased chemical volumes only partially offset by lower industry Chemical margins. Third quarter was adversely impacted by declining margins in chemical product lines.

         For the nine months, net earnings were $122,766,000 compared to $114,967,000 for the same period in 1996. The net earnings increase for the nine months was largely attributable to increased natural gas production volumes and prices, higher refining margins, record refinery throughputs, and higher chemicals volumes only partially offset by eroding industry
chemical margins.   Sales and other operating revenues increased to
$3,260,267,000 during the nine-month period compared to $3,005,669,000 for the same period in 1996, primarily reflecting higher natural gas prices in the Upstream and higher volumes in the Upstream, Downstream, and Chemicals segments, only partially offset by lower chemical prices.

         In October, 1997 a letter of intent was signed with BASF Corporation to build a large steam cracker at the Port Arthur, Texas Refinery. With a completion date in late 2000, the 3.75 billion pound per year facility is expected to capitalize on the Company's expertise in refining and acquisition of feedstocks and BASF Corporation's extensive steam cracker operating experience. It will also help satisfy the Company's growing internal demand for propylene and ethylene. The approximate cost to the Company is revised from the Form 8-K filing to $400 million.

         Capital expenditures for the nine months were $168,649,000 compared to $148,415,000 for the same period in 1996, reflecting increased exploration and development activities in the Upstream and expansion projects in Chemicals. An increase to the capital budget of $15,600,000 was approved by the Board of Directors in October for increased drilling activities. The total capital budget for 1997 is now $342,000,000.

         In the Upstream, earnings before interest and income taxes (EBIT) were $10,316,000 in the third quarter of 1997 compared to $11,428,000 for the same period in 1996. For the nine-month period of 1997, Upstream EBIT was $49,894,000 compared to $44,488,000 for the same period in 1996. Third quarter earnings declined as higher natural gas production volumes and prices and lower lifting costs were more than offset by lower crude oil production and prices and decreased natural gas trading margins. For the nine months, natural gas production volumes were up thirty (30) percent, wellhead prices increased eight
(8) percent, and Natural Gas Marketing sales volumes rose forty-two (42) percent.

         In the Downstream, earnings before interest and income taxes (EBIT) were $39,088,000 in the third quarter of 1997 compared to a loss of $1,317,000 for the same period in 1996. For the nine-month period of 1997, Downstream EBIT was $70,915,000 compared to $1,848,000 for the same period in 1996. Both third quarter and nine-month improvements were due to higher refining margins and operating efficiencies, including improved yields and increased throughputs.

         Chemicals EBIT for the third quarter was $31,634,000, which was a decrease from third quarter 1996's EBIT of $63,089,000. For the nine-month period of 1997, Chemicals EBIT of $107,283,000 was down from $171,026,000 in the corresponding period in 1996, reflecting lower industry margins while sales volumes increased nine (9) percent and production volumes rose six (6) percent, reflecting full-year operations of 1996 expansion projects.

         The Company's regular quarterly dividend of $.80 per share was paid on September 18, 1997 to shareholders of record on September 5, 1997. On October 23, 1997, the Board of Directors voted a regular quarterly dividend of $.80 per share to be paid on December 16, 1997 to shareholders of record on December 3, 1997.

                          Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

         Not Applicable

Item 2. Changes in Securities.

         (a)  Not Applicable

         (b)  Not Applicable

Item 3. Defaults upon Senior Securities.

         Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

         Not Applicable

Item 5. Other Information.

         Not Applicable

Item 6. Exhibits and Reports on Form 8-K.
         A Form 8-K was filed in the period on September 24, 1997 announcing that a letter of intent had been signed with BASF Corporation to build a 3.75 billion pound per year steam cracker at the Port Arthur, Texas Refinery with an approximate cost of $350 million to be completed in 2000.

         Exhibits incorporated herein by reference:

         (27)      Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  FINA, Inc.
                                                  ------------------------------
                                                  (REGISTRANT)

Date: November 13, 1997

                                                  BY:
                                                  Geoffroy Petit
                                                  Vice President and
                                                  Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             ------------------------------------------------------
 27                 Financial Data Schedule
