Form 10-K
period 1997-12-31
FINA INC
filed 1998-03-12
CIK 5611

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

  (MARK ONE)
   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

     The aggregate market value of the Class A Common voting stock held by non-affiliates of the Registrant as of February 11, 1998 was $162,562,360 based on the closing price of $59.8125 per share as recorded by the American Stock Exchange.

     The number of shares outstanding of each of the issuer's classes of common stock, as of February 11, 1998:

                       CLASS A COMMON STOCK -- 29,224,072
                       CLASS B COMMON STOCK --  2,000,000

     Documents Incorporated by Reference: Part III: The Company's Proxy Statement for Annual Meeting of Stockholders to be held April 15, 1998.

================================================================================

                             CROSS REFERENCE SHEET

                         FORM 10-K ITEM                            LOCATION IN
                       NUMBER AND CAPTION                           FORM 10-K
                       ------------------                          -----------
PART I:
 1.  Business....................................................  page 1
 2.  Properties..................................................  page 3
 3.  Legal Proceedings...........................................  page 5
 4.  Submission of Matters to a Vote of Security Holders.........  page 5
PART II:
 5.  Market for the Registrants' Common Stock and Related
       Security Holder Matters...................................  page 6
 6.  Selected Financial Data.....................................  page 7
 7.  Management's Discussion and Analysis of Financial Condition
       and
       Results of Operations.....................................  page 8
 8.  Financial Statements and Supplementary Data.................  page 13
 9.  Changes in and Disagreements with Accountants on Accounting
       and
       Financial Disclosure......................................  page 40
PART III:
10.  Directors and Executive Officers of the Registrant..........  page 40
11.  Executive Compensation......................................  page 40
12.  Security Ownership of Certain Beneficial Owners and
       Management................................................  page 41
13.  Certain Relationships and Related Transactions..............  page 41
PART IV:
14.  Exhibits, Financial Statement Schedules and Reports on
       Form 8-K..................................................  page 41

                                     PART I
ITEM 1  BUSINESS

     (a) FINA, Inc. (and subsidiaries, collectively the "Company" or "FINA") was organized in 1956 as American Petrofina, Incorporated and is part of an international group of companies in more than 40 countries which are affiliated with PetroFina S.A., ("PetroFina") a publicly-held corporation organized under the laws of the Kingdom of Belgium. Petrofina Delaware, Incorporated ("PDI") owns approximately 85% and 100% of the Class A and Class B common stock of the Company, respectively. PetroFina owns 100% of PDI and American Petrofina Holding Company.

     On February 17, 1998, PetroFina and the Company announced that they entered into a definitive agreement and plan of merger pursuant to which the Company will become an indirect, wholly-owned subsidiary of PetroFina. Under the terms of the agreement, current shareholders of the Company, other than PetroFina and its subsidiaries will receive in exchange for each FINA, Inc. share they currently hold $60 and a warrant entitling the holder to purchase nine-tenths (0.9) of one PetroFina American Depositary Share ("ADS") at an exercise price of $42.25 per ADS. Thus, each 10 warrants will entitle the holder of those warrants, upon payment of $380.25, to receive nine ADSs. The warrants will be exercisable for a period of five years from effective date of the merger. PetroFina intends to seek listing of the warrants on the New York Stock Exchange. The agreement was recommended by a Special Committee of the Board of Directors of the Company and approved by the Company's Board of Directors. Goldman, Sachs & Co. acted as financial adviser to the Special Committee. The merger is subject to customary closing conditions. The Company and PetroFina also announced that they have entered into a Memorandum of Understanding with class counsel regarding the proposed comprehensive settlement of various class action lawsuits that had been filed relating to the transaction. The settlement is subject to, among other things, completion of definitive documentation relating to the settlement, court approval and consummation of the merger.

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

     Capital expenditures for 1997 were $340.7 million compared to the prior year's $263.3 million. Capital expenditures by segments of the Company are shown in Note 14 to the Consolidated Financial Statements on pages 32 through 34. Expenditures associated with refining, supply and transportation and marketing were $48.0 million of the total capital expenditures primarily for efficiency and yield improvement projects at both refineries. Expenditures of $125.4 million for exploration and production were attributable primarily to exploration and development drilling activity. Expenditures relating to chemicals were $159.0 million due to major expansions in two of the Company's four product lines. The capital expenditures budget for 1998 is $395.5 million.

     No major individual assets or subsidiaries were acquired or disposed of during the five years ending December 31, 1997.

     (b) Segment data is shown in Note 14 "Segment Data" to Consolidated Financial Statements on pages 32 through 34.

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

     The Company markets gasoline and other refined products, including naphtha, jet fuel, distillates, diesel fuel, heavy oils and asphalt, under the FINA(R) brand or as unbranded products. FINA(R) transportation fuel products are primarily sold through 2,659 branded retail outlets, of which 53 are company-owned service stations and the remainder are owned and operated by 230 independent businesses located in 15 states in the Southeastern and Southwestern regions of the United States. The Company also markets petrochemicals and plastics under the FINA(R) brand. Fina Natural Gas Company is engaged in natural gas marketing.

     Following are products which accounted for more than 10% of consolidated revenues in 1997, 1996 and 1995, and their appropriate percentage of revenues for the three years:

                                                              PERCENTAGE OF REVENUES
                                                              -----------------------
                                                              1997     1996     1995
                                                              -----    -----    -----
Refined Products:
  Gasoline..................................................   26%      30%      31%
  Distillates...............................................   18%      20%      19%
Petrochemicals and Plastics.................................   27%      29%      32%
Natural Gas.................................................   19%      12%       8%

     Additional segment data is shown in Note 14 "Segment Data" to Consolidated Financial Statements on pages 32 through 34 herein.

     Sufficient raw material is available in the foreseeable future for supplying the needs of the various manufacturing units of the Company, although political situations in the important oil producing nations can aggravate the supply situation in the United States where imports of oil are necessary to meet demand.

     In September 1997, the Company and BASF announced their intention to construct the world's largest steam cracker on property adjacent to the Company's Port Arthur, Texas Refinery. When completed on a projected date of late 2000, the steam cracker's integration with the Refinery will fully utilize the Refinery's capacity, optimize refining and cracker feedstocks, and supply raw materials to the Company's Chemicals plants. This investment is still subject to a confirmation of the cost estimate and to parent Board's final approval.

     The Company licenses its patented chemical processes throughout the world. The net earnings derived from licensing were not material to the consolidated results of operations in 1997, 1996 and 1995.

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

     No material part of the business is dependent on a single customer or a few customers. Most of the Company's customers are located in the Southern and Midwestern regions of the United States, except with respect to chemicals where customers are located throughout the United States. No single customer accounted for more than 5% of the Company's sales in 1997, 1996 or 1995, and no account receivable from any customer exceeded 5% of the Company's consolidated stockholders' equity at December 31, 1997, 1996 or 1995.

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

     During 1997, $11.3 million was expended on pollution control and environmental protection capital projects. It is estimated that environmental capital expenditures will be approximately $14.6 million companywide in 1998. Additionally, during 1997, $34.5 million was charged to expenses relating to ongoing environmental administration and maintenance activities at operating facilities.

     The number of persons employed on December 31, 1997 was 2,802 full time and 71 part time.

     (d) Sales, operating profit (loss), and identifiable assets for the three years ended December 31, 1997 were substantially all attributable to domestic operations.

     (e) "Executive Officers of the Registrant" are described in Part III, Item 10.

ITEM 2  PROPERTIES

     (a) The Company owns and operates two refineries in Texas. The total raw materials processed at both refineries averaged 232,000 barrels per day for 1997. The Port Arthur, Texas refinery is located on 1,231 acres in Jefferson County, Texas and the Big Spring, Texas refinery is located on 1,259 acres in Howard County, Texas.

     The polystyrene plant located in Carville, Louisiana is the largest polystyrene manufacturing plant in the world; total net capacity is 1.025 billion pounds per year. The Carville, Louisiana plant, and the adjacent styrene monomer plant, also the largest styrene plant in the world, discussed herein, are located on 358 acres in Iberville Parish, Louisiana.

     The Company owns and operates a polypropylene plant at La Porte, Texas on
76.5 acres of land in Harris County, Texas. During 1997, the throughput capacity was 1.5 billion pounds per year. The La Porte, Texas, plant is the largest polypropylene manufacturing plant in the world. An expansion of the plant was underway in 1997.

     The Company purchased a high density polyethylene plant in 1992. The plant is located in Harris County, Texas, in the Bayport area. The plant has a capacity of 420 million pounds per year and is situated on 54.7 acres of land. A major expansion of the plant was underway in 1997.

     The Company operates, for a 50% owned joint venture, a styrene monomer plant located in Carville, Louisiana. Gross production capacity is 2 billion pounds per year. This plant is the largest styrene plant in the world.

     A subsidiary of the Company owns a 33% interest in a propylene splitter at Mont Belvieu, Texas, with an approximate capacity of 1.5 billion pounds per year. An expansion of the plant was underway in 1997.

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

        2. Reserves Reported to Other Agencies

     Total proved net oil and gas reserves as of December 31, 1996 were reported to the Energy Information Agency of the U.S. Department of Energy in May 1997 (EIA-28) in the amounts of 39 million barrels of crude oil and natural gas liquids and 371 BCF of natural gas.

     The reserve estimates reported above do not vary by more than five percent from the similar amounts reported to the SEC for the same date.

        3. Production

                                                                    FISCAL YEAR
                                                                 ENDED DECEMBER 31,
                                                              ------------------------
                                                               1997     1996     1995
                                                              ------   ------   ------
Average Wellhead Sales Price:
  Crude Oil and Condensate ($/Bbl)..........................  $17.90   $19.33   $15.53
  Natural Gas ($/MCF).......................................  $ 2.60   $ 2.45   $ 1.57
Production (Lifting) Costs, including production severance
  taxes ($BOE) (natural gas converted to barrels at 6 MCF to
  1 Bbl)....................................................  $ 3.56   $ 4.21   $ 4.35

     All of the Company's production is located in the United States. Any volumes of natural gas liquids resulting from ownership of processing plant facilities are not significant.

        4. Productive Wells and Acreage

     As of December 31, 1997:

           PRODUCTIVE WELLS
  ----------------------------------
      GROSS                 NET              DEVELOPED ACREAGE
  --------------        ------------        --------------------
   OIL       GAS        OIL      GAS         GROSS         NET
  -----      ---        ---      ---        -------      -------
  1,125      481        430      226        535,243      228,062

        5. Undeveloped Lease Acreage

                                                             GROSS             NET
                                                             -----             ---
As of December 31, 1997................................  635,345 acres    242,686 acres

     Fee, mineral and royalty acreage was 1,045,771 net acres as of December 31, 1997.

        6. Drilling Activity

                                              GROSS WELLS                    NET WELLS
                                        YEAR ENDED DECEMBER 31,       YEAR ENDED DECEMBER 31,
                                       -------------------------     -------------------------
                                       1997      1996      1995      1997      1996      1995
                                       -----     -----     -----     -----     -----     -----
Exploratory
  Productive.........................   38        21        12       28.2      17.9       8.6
  Dry................................   12         8         5        6.2       6.0       3.2

Development
  Productive.........................   45        77        31       24.9      40.8      10.9
  Dry................................    0         6         6          0       1.5       3.9

        7. Present Activity as of December 31, 1997

DRILLING WELLS IN PROGRESS

Gross.......................................................      8.0
Net.........................................................      4.6

     At all times the Company has contractual obligations to deliver natural gas, usually on an "as needed" basis. Therefore, contract quantities are not fixed and determinable. In May of 1989, the Company began purchasing gas produced by unaffiliated companies for resale to the Company's customers. During 1997, 281,082 MMCF of gas was purchased and resold from both affiliated and unaffiliated companies. The Company's obligations to deliver natural gas have been met.

     On December 31, 1997, the Company was obligated to deliver 5,482,571 barrels of crude oil in January 1998, 2,099,779 barrels in February, 1,957,044 barrels in March and 1,902,052 barrels in April. The Company purchases crude oil either at the lease, on the spot market or on the futures market to fulfill its commitments. The Company met its contractual obligations to date.

ITEM 3  LEGAL PROCEEDINGS

     As of December 31, 1997, neither FINA, Inc. nor any of its subsidiaries was a party to, nor was any of their property subject to, any uninsured material pending legal proceedings or claim which may be reasonably expected to exceed 10% of the current assets.

     Following the public announcement of the merger proposal of PetroFina described in Item 1 of this Form 10-K Annual Report, suits were filed suit in the Court of Chancery of the State of Delaware against PetroFina, FINA and its directors at the date of filing. The suits, which purported to be class actions, alleged a breach of fiduciary duties and seek to enjoin the merger or, if consummated, to set it aside. The Company and PetroFina have entered into a Memorandum of Understanding with class counsel regarding a proposed comprehensive settlement of such suits. The settlement is subject to, among other things, completion of definitive documentation relative to the settlement, court approval and consummation of the merger.

     Management believes that there is no environmental liability pertaining to proceedings involving a governmental authority with sanctions in excess of $100,000 which is reasonably foreseeable in relation to its business activities and operational permits other than:

     The Texas Natural Resource Conservation Commission filed a lawsuit in 1992 alleging that an emission from a pipeline owned and operated by FOCC and Cosden Pipeline Company has impacted groundwater under two residential subdivisions in Howard County, Texas. Plaintiff seeks approximately $1,500,000 in damages and penalties.

     Environmental contingencies and the Company's policy regarding environmental costs are discussed in Note 13 to the Consolidated Financial Statements, on pages 31 and 32. A reserve has been established in accordance with the policy. The level of future expenditures for environmental matters, including clean-up obligations, is impossible to determine with any degree of accuracy.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1997.

                                    PART II

ITEM 5 MARKET FOR THE REGISTRANTS' COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Class A Common Stock of the Company is traded on the American Stock Exchange under the symbol FI. On February 11, 1998, there were 29,224,072 Class A Common Shares outstanding and 2,288 holders of the shares.

      COMMON STOCK MARKET PRICES BY QUARTER AND DIVIDEND PAID PER QUARTER

                                                      1997                                  1996
                                        --------------------------------      --------------------------------
                                                                DIVIDEND                              DIVIDEND
                                          HIGH        LOW         PAID          HIGH        LOW         PAID
                                        --------    --------    --------      --------    --------    --------
1st Quarter...........................    $ 66      48$1/8       $0.70        51$7/8        $ 47       $0.60

2nd Quarter...........................  67 1/2          63        0.80        55 1/4      48 3/8        0.70

3rd Quarter...........................  67 1/8      63 5/8        0.80        55 1/2      48 7/8        0.70

4th Quarter...........................  67 1/2          63        0.80        54 1/2      46 1/2        0.70

     The Stock Transfer Agent and Registrar of Stock is First Chicago Trust Company of New York, P.O. Box 2500, Jersey City, New Jersey 07303-2500.

ITEM 6  SELECTED FINANCIAL DATA

                          FINA, INC. AND SUBSIDIARIES

                    SUMMARY OF FINANCIAL AND OPERATING DATA

                                                            1997         1996         1995         1994         1993
                                                         ----------   ----------   ----------   ----------   ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND EMPLOYEES)
FINANCIAL
Sales and other operating revenues.....................  $4,462,477   $4,081,244   $3,606,637   $3,421,112   $3,416,223
Depreciation, depletion, amortization, and lease
  impairment...........................................     201,854      171,029      213,964*     185,961      198,341
Net earnings:
  Earnings before cumulative effect of accounting
    change.............................................     126,401      153,206      104,425      102,041       70,353
  Net earnings (loss)..................................     126,401      153,206      104,425      102,041       70,353
Earnings per common share:
  Earnings before cumulative effect of accounting
    change.............................................        4.05         4.91         3.35         3.27         2.26
  Net earnings (loss)..................................        4.05         4.91         3.35         3.27         2.26
Earnings prior to the adoption of SFAS 121:
  Net earnings.........................................          --           --      142,598           --           --
  Earnings per share...................................          --           --         4.57           --           --
Capital expenditures...................................     340,716      263,330      218,436      136,381      125,472
Long-term debt.........................................     593,532      584,983      496,331      531,162      740,058
Total long-term obligations............................     594,988      587,290      498,446      532,148      766,476
Total assets...........................................   3,014,674    2,855,822    2,487,718    2,493,862    2,511,353
Stockholders' equity...................................   1,277,112    1,247,285    1,178,057    1,144,807    1,098,827
Cash dividends per share...............................        3.10         2.70         2.30         1.80         1.60
Average shares outstanding.............................      31,218       31,214       31,198       31,188       31,180
OPERATIONS
Crude oil, condensate, and natural gas liquids produced
  (in thousands of net barrels)........................       3,806        3,808        3,749        4,556        5,905
Natural gas produced (in millions of cubic feet).......      69,698       56,719       52,119       52,864       67,924
Natural gas sold (in millions of cubic feet)...........     293,531      193,682      190,926      259,515      204,449
Total refinery throughput (barrels per day)............     232,000      211,000      220,000      215,000      198,000
Major petrochemicals and plastics sold (millions of
  pounds)..............................................       4,104        3,700        3,000        3,200        3,000
Company-branded service stations.......................       2,659        2,578        2,702        2,607        2,675
Undeveloped leasehold acreage (net)....................     242,686      212,625      209,167      189,723      203,734
Fee, mineral, and royalty acreage (net)................   1,045,771    1,036,180    1,035,922    1,036,342    1,045,108
Employees (year-end)...................................       2,873        2,664        2,693        2,770        3,224

---------------

* Includes a $58,723,000 charge for adoption of Financial Accounting Standard No. 121 (FAS 121)

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF FINANCIAL INFORMATION

     Net income for 1997 was $126 million compared to $153 million in 1996 and $104 million in 1995. Net income for 1995 was $143 million prior to an accounting change for Statement of Financial Accounting Standards No. 121 ("SFAS 121") resulting in a $38 million reduction to net income. The decrease in 1997 earnings was primarily the result of higher exploration expenses, an $8 per barrel drop in crude oil prices which negatively impacted inventory valuation and substantially lower chemical margins, only partially offset by higher volumes and lower costs in all lines of business and higher refining margins. Quarterly earnings during 1997 were relatively stable during the first three quarters ranging between $39 million and $44 million. Fourth quarter earnings declined to $3.6 million due to increased exploration expenses, lower refining and chemicals margins, and a $3.50 per barrel drop in crude oil prices which significantly impacted inventory valuations.

     Basic and diluted earnings per common share in 1997 were $4.05 compared to $4.91 and $3.35 in 1996 and 1995, respectively. Stockholders' equity was $1.277 billion, or $40.91 per common share, in 1997, compared to $1.247 billion, or $39.96 per common share, in 1996 and $1.178 billion, or $37.75 per common share, in 1995. The increase in stockholders' equity in 1997, 1996 and 1995 was attributable to net income less annual dividends of $3.10 per share in 1997, $2.70 per share in 1996 and $2.30 per share in 1995.

     Sales and other operating revenues for 1997 were $4.5 billion compared to $4.1 billion in 1996 and $3.6 billion in 1995. The increase in 1997 was primarily due to higher natural gas production, sales and prices, and higher volumes in Downstream and Chemicals, partially offset by lower refined product and chemicals prices.

     Total assets were $3.0 billion in 1997 compared to $2.9 billion in 1996 and $2.5 billion in 1995. The increase in 1997 was principally due to capital expenditures exceeding depreciation, depletion and amortization, and an increase in receivables and inventories, partially offset by a reduction in investments in affiliates.

     Cost of raw materials and products purchased increased 12% in 1997 primarily due to an increase in natural gas marketing volumes and prices and higher chemicals volumes. Direct operating expenses as a percent of sales and other operating revenues were relatively constant for 1997, 1996 and 1995.

     Selling, general and administrative expenses were $98.6 million, $87.0 million and $86.2 million in 1997, 1996 and 1995, respectively. The increase in 1997 primarily reflects increased bad debt expense, higher selling expense associated with the chemicals expansion projects and year 2000 computer programming costs.

     Interest expense increased $1.9 million in 1997 from 1996 because of higher average debt outstanding and higher interest rates. Both 1997 and 1996 interest expense was lower than 1995, reflecting lower interest rates.

     Interest and other income for 1997 was $6.1 million compared to a $2.7 million loss in 1996 and an $11.1 million loss in 1995. The increase in 1997 was primarily associated with gains from asset sales of exploration and production properties.

     Total balance sheet debt was $686 million at year-end 1997, compared to $696 million at year-end 1996 and $554 million at year-end 1995. The increase in 1996 was primarily due to the termination of $120 million of off-balance-sheet financing which consisted of an $80 million account receivable sale and a $40 million guaranteed Cos-Mar joint venture borrowing from a bank which was replaced with an additional investment by the Company. Total debt was $736 million, $696 million and $674 million for 1997, 1996 and 1995, respectively. Total debt includes $50 million and $120 million of off-balance-sheet financing in 1997 and 1995, respectively.

     During the fourth quarter of 1995, the Company adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", ("SFAS 121") which resulted in a before-tax addition of $58,723,000 to depreciation, depletion and amortization expense. After tax, the additional charge was $38,173,000 or $1.22 per share. Under SFAS 121, the Company evaluates impairment of exploration and production assets on a field-by-field basis rather than using a one country cost center for its proved properties. On this basis, certain fields are impaired because they are not expected to recover their entire book value from future cash flows. The value of certain marketing assets in the Company's Downstream business were also impaired under SFAS 121. As a result, the Company recognized a non-cash, pretax charge of $52,523,000 related to its exploration and production assets and $6,200,000 related to its marketing assets. The fair values of the impaired assets were determined by using the present value of expected future cash flows for the oil and gas properties and sales prices for similar assets for marketing assets. If estimated future cash flows are not achieved with respect to certain fields, further writedowns may be required.

     Crude oil, refined products and petrochemicals are priced at the lower of cost (last-in, first-out, "LIFO") or market on an aggregate basis. Materials and supplies are priced at average cost, not in excess of market, less an allowance for obsolescence. Because of price declines in a majority of the products during 1997, a valuation reserve of $1.1 million was established at December 31, 1997 to reduce the LIFO cost of inventory to replacement cost. The excess of replacement cost of crude oil, refined products and petrochemicals over LIFO cost was approximately $65.8 million at December 31, 1996.

     The impact of the various lines of business on the financial position and results of operations is discussed in the following text under appropriate operating unit subheadings.

  Exploration and Production and Natural Gas Marketing

     Revenues and earnings/(loss) before interest and income tax were $896.8 million and $52.0 million, $569.0 million and $69.3 million, and $352.9 million and ($66.9 million) for 1997, 1996 and 1995, respectively. Decreased earnings in 1997 were due to higher exploration expenses, lower crude prices, and lower natural gas marketing income, only partially offset by higher natural gas production, higher gas prices, and lower lifting costs.

     Crude oil, condensate and natural gas liquids production was 3.8 million barrels in 1997, flat with 1996. Natural gas production in 1997 was 69.7 billion cubic feet, an increase from 56.7 billion cubic feet in 1996.

     Average wellhead prices for crude fell $1.43 per barrel to $17.90 in 1997. Average wellhead prices for natural gas were $2.60 per MCF in 1997, up from $2.45 per MCF in 1996.

     Drilling activity resulted in reserve additions of 18 million barrels of oil equivalent during 1997 replacing 121% of production sales. Finding and development costs in 1997 were $11.59 per barrel oil equivalent, compared to $5.71 in 1996, a result of higher drilling and dry hole costs. Lifting costs, at $3.56 per barrel oil equivalent, were improved from $4.21 in 1996.

     The Company participated in 50 gross exploratory wells, compared to 29 in 1996 and 17 in 1995. The success rate was 76% compared to 72% in 1996 and 71% in 1995. The Company's participation in net exploratory wells was 34.4, compared with 23.9 in 1996 and 11.8 in 1995. The success rate for net exploratory wells was 82% compared to 75% in 1996 and 73% in 1995.

     Natural Gas Marketing sales volumes averaged 770 million cubic feet per day in 1997, up 54% from 500 million cubic feet per day in 1996.

  Refining, Supply and Transportation and Marketing

     Revenues and earnings/(loss) before interest and income tax were $2.5 billion and $71.7 million, $2.5 billion and ($16.8 million), and $2.2 billion and ($4.7 million) for 1997, 1996 and 1995, respectively.

     Improved results during 1997 were primarily due to higher industry refining margins during the first three quarters, enhanced refining operations and yields, the absence of major turnarounds, and lower operating costs, only partially offset by inventory value losses caused by the drop in crude oil prices, and lower marketing margins.

     Refinery operations in 1997 included a throughput of 232,000 barrels per day. At the Port Arthur, Texas Refinery throughput averaged more than 175,000 barrels per day, while at the Big Spring, Texas Refinery, throughput averaged 57,000 barrels per day. The record throughput and income at both refineries was a result of decreased turnaround activities and improved operations.

     In September 1997, a letter of intent was signed with BASF to construct the world's largest Steam Cracker on property adjacent to the Port Arthur, Texas Refinery. The integration of the cracker with the Refinery will fully utilize Port Arthur's capacity, optimize refining and cracker feedstocks, and supply raw materials to the Company's Chemicals plants. This investment is still subject to a confirmation of the cost estimate and to parent Board's final approval.

  Chemicals

     Revenues and earnings before interest and income taxes were $1.1 billion and $121.7 million, $1.0 billion and $231.2 million, and $1.1 billion and $290.6 million for 1997, 1996 and 1995, respectively.

     Chemicals was the largest contributor to earnings, although down 47% from 1996 due to a 50% drop in industry margins only partially offset by higher sales volumes. Record production was achieved during 1997 for polystyrene which was up 16%, polypropylene which was up 7% and polyethylene which was up 1% while styrene production was down 6% due to two scheduled turnarounds.

     A major expansion is underway to double capacity at the Company's joint venture Propylene Splitter at Mont Belvieu, Texas, which takes propylene mix from refineries, including the Port Arthur, Texas Refinery, and produces polymer grade propylene for the Polypropylene Plant. In addition, a major step toward increasing captive olefin supply was taken with the signing of a joint venture letter of intent with BASF to construct the world's largest steam cracker on property adjacent to the Port Arthur, Texas Refinery with a nameplate capacity of 1.95 billion pounds per year of refinery grade propylene and 1.8 billion pounds of ethylene per year.

     Total chemical sales volumes were a record 4.1 billion pounds including intra-company sales, up 11% versus the prior year reflecting effective marketing activities and the full year operation of the 250 million pound per year expansion project at the Polystyrene Plant, which was completed in mid-1996. That expansion made the Carville, Louisiana Polystyrene Plant the largest polystyrene plant in the world. At the Polypropylene Plant in LaPorte, Texas, a 500 million pound-per-year expansion started up at the end of 1995, making it the largest polypropylene plant in the world. In 1996, project implementation began on an expansion of the High Density Polyethylene Plant near Houston that will double the facility's production capacity when completed in late 1998. Construction also began on another expansion at the Polypropylene Plant which will further increase capacity by 550 million pounds in late 1998.

YEAR 2000

     In 1996, the Company developed a plan to deal with the Year 2000 issue and began converting its computer systems to be Year 2000 compliant. The plan provides for the conversion efforts to be completed by mid-1999. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Year 2000 costs are being funded through operating cash flows and are not expected to be material in relation to the Company's operating results. The Company is expensing all costs associated with these system changes as the costs are incurred.

ENVIRONMENTAL MATTERS

     The Company was contingently liable at December 31, 1997, under pending lawsuits and other claims, some of which involved substantial sums. Considering certain liabilities or reserves that have been set up for the lawsuits and claims, and the difficulty in determining the ultimate liability in some of these matters, internal counsel is of the opinion that the amounts, if any, that ultimately might be due in connection with such lawsuits and claims would not have a material adverse effect upon the Company's consolidated financial condition.

     The Company is subject to loss contingencies pursuant to federal, state and local environmental laws and regulations. These regulations, which are currently changing, regulate the discharge of materials into the environment and may require the Company to incur future obligations to investigate the effects of the release or disposal of certain petroleum, chemical and mineral substances at various sites; to remediate or restore these sites; to compensate others for damage to property and natural resources and for remediation and restoration costs. These possible obligations relate to sites owned by the Company or others and associated with past or present operations, including sites at which the Company has been identified as a Potentially Responsible Party ("PRP") under the federal Superfund laws and comparable state laws. The Company is currently participating in environmental investigations, assessments and cleanups under these regulations at federal Superfund and state-managed sites, as well as other cleanup sites, including operating and closed refineries, chemicals facilities, service stations, pipelines and terminals. The Company may in the future be involved in additional environmental investigations, assessments and cleanups. The magnitude of future costs will depend on factors such as the unknown nature of contamination at many sites, the unknown timing, extent and method of the remedial actions which may be required and the determination of the Company's liability in proportion to other responsible parties.

     Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefit are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. The Company has accrued for environmental remediation obligations of $19,336,000 and $20,339,000 at December 31, 1997 and 1996,
respectively. Substantially all amounts accrued are expected to be paid out over the next five to ten years. The level of future expenditures for environmental remediation obligations is impossible to determine with any degree of reliability. The Company spent approximately $11,321,000 and $13,484,000 during 1997 and 1996, respectively, in capital expenditures for environmental protection and for compliance with federal, state and local environmental laws and regulations. In addition, the Company expensed $34,504,000 and $43,621,000 in 1997 and 1996, respectively, for ongoing environmental administration and maintenance activities at operating facilities. Total environmental cash expenditures are expected to increase over an extended period of time. Estimated environmental capital expenditures for 1998 are $14,570,000.

CAPITAL RESOURCES AND LIQUIDITY

     The Company's cash liquidity requirements for working capital, capital expenditures, acquisitions and debt service over the past three years were financed primarily by a combination of funds generated from operations, borrowings and dispositions of assets.

     Operating cash flows, defined as earnings before interest, taxes, depreciation, depletion, amortization and lease impairment (EBITDA), was $427.3 million in 1997 compared to $437.5 million in 1996 and $417.9 million in 1995. The decrease in 1997 operating cash flows compared to 1996 is the result of reduced operating profits by the Company due to lower Upstream and Chemical profits in 1997, partially offset by increased Downstream earnings.

     During 1997, cash provided by operating activities totaled $384.0 million, compared with $221.6 million in 1996 and $366.2 million in 1995. Cash flow from operating activities during 1997 increased compared to the prior year primarily resulting from an increase in accounts receivable due to the termination of an $80 million accounts receivable financing agreement.

     The Company's year-end 1997 balance sheet debt was $686 million compared to $696 million at year-end 1996 and $554 million at year-end 1995. The increase in 1996 was primarily due to the termination of $120 million of off-balance-sheet financing which consisted of an $80 million account receivable sale and a $40 million guaranteed Cos-Mar joint venture borrowing from a bank which was replaced with an additional investment by the Company. Total debt was $736 million, $696 million and $674 million for 1997, 1996 and 1995, respectively. Total debt includes $50 million and $120 million of off-balance-sheet financing in 1997 and 1995, respectively.

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

     The Company has an unsecured revolving credit facility with a group of banks in the amount of $550 million. Under the facility, the Company has available credit in an amount of $420 million through February 2002.

     The Company paid dividends of $3.10 per share in 1997, $2.70 per share in 1996 and $2.30 per share in 1995.

     The Company believes that cash provided by operations, together with borrowings available under the revolving credit facility with banks, will be sufficient to fund the Company's working capital requirements, capital expenditures, principal, interest and dividends.

  Capital Expenditures

                                                         1997       1996       1995
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Exploration, Production and Natural Gas..............  $125,403   $125,254   $ 55,606
Refining, Supply and Transportation and Marketing....    47,965     72,231     42,234
Chemicals............................................   158,997     54,318    113,911
Corporate and Other..................................     8,351     11,517      6,685
                                                       --------   --------   --------
          Total......................................  $340,716   $263,330   $218,436

     1997 capital expenditures were 29% above 1996. The projected capital expenditures budget in 1998 is $395.5 million.

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

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          FINA, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   14
Consolidated Balance Sheet -- December 31, 1997 and 1996....   15
Consolidated Statement of Earnings -- Three years ended
  December 31, 1997.........................................   16
Consolidated Statement of Stockholders' Equity -- Three
  years ended December 31, 1997.............................   17
Consolidated Statement of Cash Flows -- Three years ended
  December 31, 1997.........................................   18
Notes to Consolidated Financial Statements..................   19
Schedule II -- Consolidated Valuation and Qualifying
  Accounts -- Three years ended December 31, 1997...........   39

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FINA, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in note 6 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1995.

                                            KPMG Peat Marwick LLP

Dallas, Texas
January 26, 1998, except as to the third paragraph of note 1(a) which is as of February 17, 1998

                          FINA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1997 AND 1996
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                 1997          1996
                                                              ----------    ----------
Current assets:
  Cash and cash equivalents.................................  $    1,271    $    1,585
  Accounts and notes receivable, less allowance for doubtful
     receivables of $4,829 in 1997 and $6,073 in 1996.......     581,724       552,553
  Inventories...............................................     345,235       318,565
  Deferred Federal income taxes.............................      31,298        17,408
  Prepaid expenses and other current assets.................      16,434        14,587
                                                              ----------    ----------
          Total current assets..............................     975,962       904,698
                                                              ----------    ----------
Investments in and advances to affiliates...................      33,424        77,594
Net property, plant, and equipment at cost, (successful
  efforts method for oil and gas properties)................   1,849,378     1,720,965
Deferred charges and other assets, at cost less applicable
  amortization..............................................     155,910       152,565
                                                              ----------    ----------
                                                              $3,014,674    $2,855,822
                                                              ==========    ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short term obligations....................................  $   27,478    $   71,735
  Current installments of long term debt and lease
     obligations............................................      63,860        37,188
  Accounts payable..........................................     584,507       528,713
  Accrued liabilities.......................................     151,102       104,321
                                                              ----------    ----------
          Total current liabilities.........................     826,947       741,957
                                                              ----------    ----------
Long term debt and lease obligations, excluding current
  installments..............................................     594,988       587,290
Deferred Federal income taxes...............................     232,761       183,613
Other deferred credits and liabilities......................      82,866        95,677
Stockholders' equity:
  Preferred stock of $1 par value. Authorized 4,000,000
     shares; none issued....................................          --            --
  Class A common stock of $.50 par value. Authorized
     38,000,000 shares; issued 29,221,972 shares in 1997 and
     29,216,172 shares in 1996..............................      14,611        14,608
  Class B common stock of $.50 par value. Authorized and
     issued 2,000,000 shares................................       1,000         1,000
  Additional paid-in capital................................     451,100       450,899
Retained earnings...........................................     810,401       780,778
                                                              ----------    ----------
          Total stockholders' equity........................   1,277,112     1,247,285
Commitments and contingencies...............................
                                                              ----------    ----------
                                                              $3,014,674    $2,855,822
                                                              ==========    ==========

          See accompanying Notes to Consolidated Financial Statements.

                          FINA, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF EARNINGS
                      THREE YEARS ENDED DECEMBER 31, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              1997         1996         1995
                                                           ----------   ----------   ----------
Revenues:
  Sales and other operating revenues.....................  $4,462,477   $4,081,244   $3,606,637
  Interest and other income, net.........................       6,070       (2,742)     (11,111)
                                                           ----------   ----------   ----------
                                                            4,468,547    4,078,502    3,595,526
                                                           ----------   ----------   ----------
Costs and expenses:
  Cost of raw materials and products purchased...........   3,476,924    3,099,671    2,673,521
  Direct operating expenses..............................     378,766      393,250      361,711
  Selling, general and administrative expenses...........      98,565       87,027       86,247
  Taxes, other than on income............................      55,017       49,738       43,533
  Dry holes and abandonments.............................      31,930       11,277       12,638
  Depreciation, depletion, amortization and lease
     impairment (1995 includes $58,723 for adoption of
     SFAS 121)...........................................     201,854      171,029      213,964
  Interest...............................................      45,048       43,137       50,707
  Less interest capitalized..............................      (7,764)      (4,889)      (7,873)
                                                           ----------   ----------   ----------
                                                            4,280,340    3,850,240    3,434,448
                                                           ----------   ----------   ----------
          Earnings before income taxes...................     188,207      228,262      161,078
                                                           ----------   ----------   ----------
Income taxes:
  Current:
     Federal.............................................      22,524       50,896       39,401
     State...............................................       4,024        4,729        8,801
  Deferred - Federal.....................................      35,258       19,431        8,451
                                                           ----------   ----------   ----------
                                                               61,806       75,056       56,653
                                                           ----------   ----------   ----------
          Net earnings...................................  $  126,401   $  153,206   $  104,425
                                                           ==========   ==========   ==========
Basic and diluted earnings per common share..............  $     4.05   $     4.91   $     3.35
                                                           ==========   ==========   ==========

          See accompanying Notes to Consolidated Financial Statements.

                          FINA, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      THREE YEARS ENDED DECEMBER 31, 1997
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                COMMON STOCK      ADDITIONAL                  TOTAL
                                  PREFERRED   -----------------    PAID-IN     RETAINED   STOCKHOLDERS'
                                    STOCK     CLASS A   CLASS B    CAPITAL     EARNINGS      EQUITY
                                  ---------   -------   -------   ----------   --------   -------------
Balance at December 31, 1994....   $    --    $14,595   $1,000     $450,029    $679,183    $1,144,807
Shares issued in connection with
  employee benefit plans, 18,168
  shares........................        --          9       --          632          --           641
Expenses from stock split.......        --         --       --          (60)         --           (60)
Net earnings....................        --         --       --           --     104,425       104,425
Dividends paid, $2.30 per
  share.........................        --         --       --           --     (71,756)      (71,756)
                                   -------    -------   ------     --------    --------    ----------
Balance at December 31, 1995....        --     14,604    1,000      450,601     711,852     1,178,057
Shares issued in connection with
  employee benefit plans, 8,600
  shares........................        --          4       --          299          --           303
Expenses from stock split.......        --         --       --           (1)         --            (1)
Net earnings....................        --         --       --           --     153,206       153,206
Dividends paid, $2.70 per
  share.........................        --         --       --           --     (84,280)      (84,280)
                                   -------    -------   ------     --------    --------    ----------
Balance at December 31, 1996....        --     14,608    1,000      450,899     780,778     1,247,285
Shares issued in connection with
  employee benefit plans, 5,800
  shares........................        --          3       --          201          --           204
Net earnings....................        --         --       --           --     126,401       126,401
Dividends paid, $3.10 per
  share.........................        --         --       --           --     (96,778)      (96,778)
                                   -------    -------   ------     --------    --------    ----------
Balance at December 31, 1997....   $    --    $14,611   $1,000     $451,100    $810,401    $1,277,112
                                   =======    =======   ======     ========    ========    ==========

          See accompanying Notes to Consolidated Financial Statements.

                          FINA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      THREE YEARS ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                             1997         1996         1995
                                                           ---------    ---------    ---------
Cash flows from operating activities:
  Net earnings...........................................  $ 126,401    $ 153,206    $ 104,425
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Depreciation, depletion, amortization, lease
       impairment and abandonments.......................    202,701      171,313      214,952
     Net equity in losses of affiliates..................      6,084        5,598        4,713
     Loss (gain) on sale of assets.......................     (9,292)      (4,977)       6,245
     Deferred income taxes...............................     35,258       19,431        8,451
     Changes in assets and liabilities:
       Accounts and notes receivable.....................    (29,171)    (216,307)      29,368
       Inventories.......................................    (26,670)     (17,069)     (14,958)
       Prepaid expenses and other current assets.........     (1,847)      (1,624)      (3,950)
       Accounts payable and accrued liabilities..........    102,575      144,579       36,068
       Other.............................................    (21,998)     (32,551)     (19,140)
                                                           ---------    ---------    ---------
          Net cash provided by operating activities......    384,041      221,599      366,174
                                                           ---------    ---------    ---------
Cash flows from investing activities:
  Additions to property, plant and equipment.............   (330,555)    (234,978)    (213,142)
  Proceeds from sales of assets..........................     14,575       14,901       23,751
  Investments in and advances to affiliates..............     38,086      (65,600)      (7,582)
  Dividends received in excess of equity in earnings of
     affiliates..........................................         --           77        1,954
                                                           ---------    ---------    ---------
          Net cash used in investing activities..........   (277,894)    (285,600)    (195,019)
                                                           ---------    ---------    ---------
Cash flows from financing activities:
  Additions to long term debt and lease obligations......     71,576      326,199      127,451
  Payments of long term debt and lease obligations.......    (37,206)    (235,641)    (186,693)
  Net change in short term obligations...................    (44,257)      51,735      (37,000)
  Issuance of common stock...............................        204          302          581
  Dividends paid.........................................    (96,778)     (84,280)     (71,756)
                                                           ---------    ---------    ---------
          Net cash provided by (used in) financing
            activities...................................   (106,461)      58,315     (167,417)
                                                           ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents.....       (314)      (5,686)       3,738
Cash and cash equivalents at beginning of year...........      1,585        7,271        3,533
                                                           ---------    ---------    ---------
Cash and cash equivalents at end of year.................  $   1,271    $   1,585    $   7,271
                                                           =========    =========    =========

          See accompanying Notes to Consolidated Financial Statements.

                          FINA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) GENERAL

     FINA, Inc. with subsidiaries ("the Company") is an integrated energy company. The Company's principal lines of business are crude oil and natural gas exploration and production and natural gas marketing ("Upstream"); petroleum products refining, supply and transportation and marketing ("Downstream"); and chemicals manufacturing and marketing ("Chemicals"). The principal markets for refined products are domestic wholesale and retail markets while natural gas is sold primarily to domestic marketers, manufacturing facilities and local distribution companies. Petrochemical and plastic products are primarily sold to domestic manufacturers of fiber, film, packaging and consumable products. Raw materials are readily available and the Company is not dependent upon a single supplier or a few suppliers.

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

     On February 17, 1998, PetroFina and the Company announced that they entered into a definitive agreement and plan of merger pursuant to which the Company will become an indirect, wholly-owned subsidiary of PetroFina. Under the terms of the agreement, current shareholders of the Company, other than PetroFina and its subsidiaries will receive in exchange for each FINA, Inc. share they currently hold $60 and a warrant entitling the holder to purchase nine-tenths (0.9) of one PetroFina American Depositary Share ("ADS") at an exercise price of $42.25 per ADS. Thus, each 10 warrants will entitle the holder of those warrants, upon payment of $380.25, to receive nine ADSs. The warrants will be exercisable for a period of five years from effective date of the merger. PetroFina intends to seek listing of the warrants on the New York Stock Exchange. The agreement was recommended by a Special Committee of the Board of Directors of the Company and approved by the Company's Board of Directors. Goldman, Sachs & Co. acted as financial adviser to the Special Committee. The merger is subject to customary closing conditions. The Company and PetroFina also announced that they have entered into a Memorandum of Understanding with class counsel regarding the proposed comprehensive settlement of various class action lawsuits that had been filed relating to the transaction. The settlement is subject to, among other things, completion of definitive documentation relating to the settlement, court approval and consummation of the merger.

(b) PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and all of its significant subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

                          FINA, INC. AND SUBSIDIARIES

(c) STATEMENTS OF CASH FLOWS

     For purposes of reporting cash flows, all certificates of deposit and short term highly liquid debt instruments, such as U.S. Treasury bills and notes, with original maturities of three months or less are considered cash equivalents.

     The indirect method is used to present cash flows from operating activities. Additional cash flow information follows:

                                                            1997      1996      1995
                                                           -------   -------   -------
                                                                 (IN THOUSANDS)
Interest paid, net of amounts capitalized................  $37,385   $36,299   $45,249
                                                           =======   =======   =======
Income taxes paid, net of refunds received...............  $39,247   $46,749   $29,275
                                                           =======   =======   =======

(d) INVESTMENTS IN AFFILIATES

     Investments in affiliates in which the Company owns between 20% and 50% of the voting stock are carried at amortized cost adjusted for changes in equity since acquisition.

(e) INVENTORIES

     Crude oil, refined products and petrochemicals are priced at the lower of cost (last-in, first-out) ("LIFO") or market on an aggregate basis. Materials and supplies are priced at average cost, not in excess of market, less an allowance for obsolescence. Because of price declines in a majority of the products during 1997, a valuation reserve of $1,093,000 was established at December 31, 1997, to reduce the LIFO cost of inventory to net realizable value. The excess of replacement cost of crude oil, refined products and petrochemicals over LIFO cost was $65,846,000 at December 31, 1996.

     A summary of inventories follows:

                                                                  DECEMBER 31
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
                                                                 (IN THOUSANDS)
Crude oil and refined products and chemicals................  $313,074    $286,949
Materials and supplies......................................    32,161      31,616
                                                              --------    --------
                                                              $345,235    $318,565
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

                          FINA, INC. AND SUBSIDIARIES

     Substantially all other property, plant and equipment is depreciated by the straight-line method at rates based on the estimated useful lives for the classes of property. Depreciation rates used are as follows:


Refining and marketing facilities...........................  5.00%  to   33.33%
Chemical facilities.........................................  6.66%  to   33.33%
Pipelines...................................................  4.00%  to   18.75%
Other.......................................................  6.66%  to   33.33%

     Interest is capitalized as a component of the cost of construction and development projects in progress.

     Repairs and maintenance are charged to earnings as incurred. Renewals and betterments are capitalized. When assets are sold, retired or otherwise disposed of, the applicable costs and reserves are removed from the accounts and the resulting gain or loss is recognized.

(g) RESEARCH AND DEVELOPMENT

     Research and development costs, which are expensed as incurred, amounted to $14,961,000 in 1997, $15,192,000 in 1996 and $13,200,000 in 1995.

(h) INCOME TAXES

     Income taxes are accounted for pursuant to SFAS 109 "Accounting for Income Taxes." The Company files a consolidated Federal income tax return with APHC and its affiliates. Under the terms of the tax sharing agreement, the Company is allocated Federal income taxes on a separate return basis.

(i) EARNINGS PER SHARE

     The Company adopted SFAS 128 "Earnings Per Share" during the fourth quarter of 1997. Under SFAS 128, basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the years and quarters presented herein, basic and diluted earnings per share are the same.

(j) DERIVATIVE CONTRACTS

     The Company utilizes derivative financial instruments to manage market risks and reduce exposure resulting from fluctuations in interest rates and the prices of crude oil, refined products and natural gas. Derivative instruments used include swap agreements, futures and options contracts and forward purchase and sales commitments. The Company's practice is to use derivative instruments primarily for purposes other than trading.

     Hedge accounting is utilized when there is a high degree of correlation between price movements in the derivative and the item designated as being hedged. Gains and losses related to qualifying hedges are deferred and are recognized in the balance sheet as other assets and liabilities, until the hedged transaction occurs. Realized and unrealized changes in the fair value of the remaining derivative financial instruments and forward commitments are recognized in income in the period in which the change occurs.

     Occasionally, the Company will use derivative contracts to hedge foreign currency exposure on firm commitments to purchase or build long-lived assets, in which case the gain or loss on the derivative contract is deferred and reported as an adjustment of the carrying value of the long-lived asset when the firm commitment is paid.

                          FINA, INC. AND SUBSIDIARIES

     In the event it becomes likely that an anticipated transaction will not occur or that adequate correlation no longer exists, hedge accounting is terminated and future changes in the value of the derivative are recognized as gains or losses.

     The cash flow impact of derivative financial instruments is reflected as cash flows from operating activities in the Consolidated Statement of Cash Flow.

(k) USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates.

(2) PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment follows:

                                                                    DECEMBER 31
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Proved oil and gas properties...............................  $1,060,872    $  975,173
Unproved oil and gas properties.............................     252,820       263,395
Refining and marketing facilities...........................   1,409,932     1,371,879
Chemical facilities.........................................     608,229       463,223
Pipelines...................................................      68,924        68,063
Other.......................................................      82,289        83,250
                                                              ----------    ----------
                                                               3,483,066     3,224,983
Less accumulated depreciation, depletion, amortization and
  lease impairment..........................................   1,633,688     1,504,018
                                                              ----------    ----------
                                                              $1,849,378    $1,720,965
                                                              ==========    ==========

     Property, plant and equipment includes capitalized lease obligations and related accumulated depreciation of $8,795,000 and $4,604,000 at December 31, 1997, respectively, and $5,530,000 and $2,242,000 at December 31, 1996,
respectively.

(3) CURRENT AND LONG TERM DEBT

     Short term obligations at December 31, 1997 include $297,478,000 of commercial paper of which $270,000,000 is classified as long term debt and discussed below. Short term obligations at December 31, 1996 included $2,000,000 of short term notes and $269,735,000 of commercial paper of which $200,000,000 was classified as long term debt. Weighted average interest rates for these obligations at December 31, 1997 and 1996 were 5.84% and 5.53%, respectively.

                          FINA, INC. AND SUBSIDIARIES

     A summary of long term debt follows:

                                                                    DECEMBER 31
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Commercial Paper (5.60% to 6.70%)...........................  $  270,000    $  200,000
6.64% Series A Senior Notes, due May 1, 2000................      70,200        93,600
6.78% Unsecured Notes, due July 15, 2001....................     124,013       123,736
7.13% Series B Senior Notes, due May 1, 2002................     125,000       125,000
7.57% Series C Senior Notes, due May 1, 2003................      33,000        33,000
Other.......................................................      33,047        44,731
                                                              ----------    ----------
          Total long term debt..............................     655,260       620,067
Less current installments of long term debt.................      61,728        35,084
                                                              ----------    ----------
          Long term debt, excluding current installments....  $  593,532    $  584,983
                                                              ==========    ==========

     The Company has a $425,000,000 revolving credit facility, $325,000,000 maturing in February, 2002, and $100,000,000 in February, 1998, of which none was outstanding under the facility at December 31, 1997. The Company intends to rollover the commercial paper or use borrowings under this facility to finance the repayment of $270,000,000 of commercial paper, classified as long term debt at December 31, 1997. Borrowings under the credit facility bear interest at various market rate options. The Company plans to replace the $100,000,000 portion of this facility with a similar facility at its due date.

     The Senior Notes and the bank revolving credit facility contain provisions that limit mergers and sales of assets, limit the incurrence of indebtedness and restrict payments to stockholders. No material amounts of current and long term debt are collateralized by Company assets.

     Letters of credit are maintained with various banks, aggregating $27,449,000 at December 31, 1997; principally for pollution control and workers' compensation obligations.

     The aggregate maturities of long term debt and capitalized lease obligations for the five years ending December 31, 2002 are as follows:
1998 -- $63,860,000; 1999 -- $54,697,000; 2000 -- $48,722,000; 2001 --
$149,069,000; and 2002 -- $295,000,000.

(4) FINANCIAL INSTRUMENTS AND DERIVATIVE CONTRACTS

     The Company uses swap agreements, futures and options contracts and forward commitments to reduce its exposure to fluctuations in interest rates and in the prices of crude oil, refined products and natural gas. Derivative instruments give rise to credit risk due to possible nonperformance by the counter-parties. However, through ongoing control procedures, FINA monitors the credit worthiness of its counter-parties.

(a) INTEREST RATE SWAP AGREEMENTS

     Interest rate swap agreements are used to help manage interest rate exposure. Amounts to be paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense. The related amounts payable to, or receivable from, the counterparties are included in other current accrued liabilities or assets. The fair value of the swap agreements are not recognized in the consolidated financial statements because they are accounted

                          FINA, INC. AND SUBSIDIARIES
for as hedges. The swap agreements expire at various dates through 2005. A summary of the Company's interest rate swaps follows.

                                                                  DECEMBER 31
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Fixed to Variable rates:
  Notional amount (in thousands)............................  $224,315    $227,453
  Average fixed rate received...............................      6.67%       6.65%
  Average variable rate paid................................      5.81%       5.63%
Variable to fixed rates:
  Notional amount (in thousands)............................  $ 95,000    $ 50,000
  Average fixed rate paid...................................      6.21%       6.21%
  Average variable rate received............................      5.75%       5.61%

(b) COMMODITY DERIVATIVES CONTRACTS

     The Company uses crude oil, refined products and natural gas commodity derivative contracts to hedge future purchases and sales commitments and to reduce financial exposure related to price changes on anticipated transactions. Crude oil and refined product futures and forward contracts are used to facilitate the supply of crude to the Company's refineries and sales of refined products while managing price exposure. The Company recognizes realized and unrealized gains and losses on these contracts in income during the period in which the change in market value occurs.

     The Company also uses futures contracts to sell natural gas as a hedge of equity production. Gains and losses on the qualifying hedges are deferred and included in the measurement of the related transaction when the hedged transaction occurs. The following table summarizes the Company's major commodity derivatives at December 31:

                                                                               NOTIONAL VOLUMES
                                                                                AT DECEMBER 31
                                                                              PURCHASES/(SALES)
                                                         DERIVATIVE           ------------------
                    COMMODITY                               TYPE               1997       1996
                    ---------                            ----------           -------    -------
Crude Oil -- (thousands of barrels)                Forwards                    2,708      4,435
                                                   Futures                       563       (410)
Natural Gas -- (billions of British thermal
  units)                                           Price Hedge -- Futures      1,940     (7,620)
                                                   Price Hedge -- Forwards    (2,214)      (170)
                                                   Basis Hedge -- Swaps        3,603         --
                                                   Basis Hedge -- Forwards     3,956       (560)

(c) FAIR VALUE OF FINANCIAL AND COMMODITY INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating the fair value of its financial and commodity instruments. The reported amounts of cash equivalents, short-term receivable and payable and short-term debt approximate fair value due to their short-term maturity. The carrying value of the Company's floating rate debt approximated fair value and the value of the fixed rate debt is estimated based on quoted market prices. Market value is not readily determinable for certain equity investments and long term receivables with a carrying value of $56,407,000 and $105,290,000 at December 31, 1997 and 1996, respectively. The fair values of financial and commodity derivatives are based on quoted market prices.

                          FINA, INC. AND SUBSIDIARIES

     The carrying value and fair value of certain financial instruments as of December 31, 1997 and 1996 are shown as assets and (liabilities) in the table below:

                                                        DECEMBER 31
                                      ------------------------------------------------
                                               1997                      1996
                                      ----------------------    ----------------------
                                      CARRYING       FAIR       CARRYING       FAIR
                                        VALUE        VALUE        VALUE        VALUE
                                      ---------    ---------    ---------    ---------
                                                      ($ IN THOUSANDS)
Fixed rate long-term debt...........  $(386,247)   $(398,839)   $(408,743)   $(423,680)
Interest Rate Swaps.................         --        3,305           --        4,543
Commodity Futures...................         19           19        1,730        1,730
Commodity Forwards..................       (990)        (990)       4,475        4,475
Commodity Swaps.....................        797          797            3            3

(5) INCOME TAXES

     Actual income tax expense differs from the "normal" income tax expense at U.S. statutory rates as follows:

                                                         1997       1996       1995
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Computed income tax expense (at U.S. statutory
  rates).............................................   $65,873    $79,892    $56,377
State income taxes, net of Federal benefit...........     2,616      3,074      5,721
Tax-free benefits and dividends on Company owned life
  insurance..........................................    (2,920)    (3,711)    (2,358)
Section 29 credit....................................    (1,462)    (1,854)    (2,280)
Miscellaneous items..................................    (2,301)    (2,345)      (807)
                                                        -------    -------    -------
                                                        $61,806    $75,056    $56,653
                                                        =======    =======    =======

     The tax effects of the primary temporary differences giving rise to the deferred Federal income tax assets and liabilities as determined under SFAS 109 are as follows:

                                                                  DECEMBER 31
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
                                                                 (IN THOUSANDS)
Deferred income tax assets:
  Basis in inventories......................................  $  7,407    $  6,056
  Provision for losses......................................     4,783       3,942
  Alternative minimum tax credit carryforwards..............    35,119      54,481
  Miscellaneous items.......................................    11,313      15,161
                                                              --------    --------
          Total deferred income tax assets..................    58,622      79,640
                                                              --------    --------
Deferred income tax liabilities:
  Employee benefits.........................................     2,052         996
  Property, plant and equipment, principally due to
     differences in depreciation, depletion, amortization,
     lease impairment and abandonments......................   223,778     208,562
  Investments in affiliates, principally due to differences
     in joint
     venture depreciation...................................    33,498      34,539
  Miscellaneous items.......................................       757       1,748
                                                              --------    --------
          Total deferred income tax liabilities.............   260,085     245,845
                                                              --------    --------
          Net deferred Federal income tax liability.........  $201,463    $166,205
                                                              ========    ========

                          FINA, INC. AND SUBSIDIARIES

     At December 31, 1997, alternative minimum tax credit carryforwards of approximately $35,119,000 are available to reduce future Federal regular income taxes payable over an indefinite period.

(6) IMPAIRMENT OF LONG-LIVED ASSETS

     During the fourth quarter of 1995, the Company adopted SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of " which resulted in a before-tax addition of $58,723,000 to depreciation, depletion and amortization expense. After tax, the additional charge was $38,173,000 or $1.22 per share.

     Under SFAS 121, the Company evaluates impairment of exploration and production assets on a field-by-field basis rather than using a one country cost center for its proved properties. On this basis, certain fields are impaired because they are not expected to recover their entire carrying value from future cash flows. In addition to the change in grouping of proved properties, the value of certain marketing assets in the Company's Downstream business were also determined to be impaired under SFAS 121. As a result, the Company recognized a non-cash pre-tax charge of $52,523,000 related to its Upstream exploration and production assets and $6,200,000 related to its Downstream marketing assets. The fair values of the impaired assets were determined by using the present value of expected future cash flows for the oil and gas properties and sales prices for similar assets for certain marketing assets. If estimated future cash flows are not achieved with respect to certain fields, further writedowns may be required.

(7) EMPLOYEE STOCK OPTIONS

     Options to purchase shares of Class A Common Stock have been granted to officers and employees under a stock option plan adopted in 1979. The stock option plan expired in 1989, and no further grants will be made under that plan.

     A summary of transactions follows:

                                                                       OPTION PRICE
                                                     NUMBER OF    -----------------------
                                                      SHARES      PER SHARE      TOTAL
                                                     ---------    ---------    ----------
Outstanding and exercisable at December 31, 1995...   41,000       $35.25      $1,445,250
                                                                   ======
Exercised..........................................   (8,600)      $35.25        (303,150)
                                                      ------       ======      ----------
Outstanding and exercisable at December 31, 1996...   32,400       $35.25       1,142,100
                                                                   ======
Terminated and reverted to plan....................     (800)      $35.25         (28,200)
                                                                   ======
Exercised..........................................   (5,800)      $35.25        (204,450)
                                                      ------       ======      ----------
Outstanding and exercisable at December 31, 1997...   25,800       $35.25      $  909,450
                                                      ======       ======      ==========

     The option price for options granted is the market value at date of grant. Each option granted expires ten years from date of grant. No amounts are recorded until options are exercised, at which time proceeds in excess of the par value of the shares are credited to additional paid-in capital. All options will expire April 28, 1998, unless earlier exercised.

(8) INVESTMENTS AND ADVANCES TO AFFILIATES

     The Company and GE Plastics, a wholly-owned subsidiary of General Electric Company ("GE"), are joint venturers in Cos-Mar Company ("Cos-Mar"), a chemical operation. The Company's interest is 50% and is accounted for by the equity method. The venturers reimburse the joint venture for the costs of operating the facility and raw material and finished product inventories are the property of the venturers. Direct operating

                          FINA, INC. AND SUBSIDIARIES
expenses include charges from the joint venture of $17,749,000 in 1997, $18,326,000 in 1996 and $19,346,000 in 1995. Investments in and advances to the joint venture were $2,626,000 and $48,263,000 at December 31, 1997 and 1996,
respectively. During 1996, Cos-Mar retired $40,000,000 of Company guaranteed joint venture borrowings from a bank with funds provided from additional investment by the Company in the joint venture. During 1997, Cos-Mar added $50,000,000 of Company guaranteed joint venture borrowings from a bank. Proceeds from this borrowing were distributed to the Company. GE has guaranteed joint venture's borrowings from a bank, aggregating $74,200,000 at December 31, 1997.

     In December 1996, the Company acquired a 34.4% interest in Southwest Convenience Stores ("SCS"). SCS has contributed all of its operating business, including all of its assets and certain defined liabilities and obligations and its area license agreement with the Southland Corporation.

(9) EMPLOYEE AND POSTRETIREMENT BENEFITS

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

                          FINA, INC. AND SUBSIDIARIES

     A summary of the plans' funded status and the amounts recognized in the consolidated balance sheet follows:

                                                                   DECEMBER 31
                                               ----------------------------------------------------
                                                         1997                        1996
                                               ------------------------    ------------------------
                                                DEFINED                     DEFINED
                                               BENEFITS     RESTORATION    BENEFITS     RESTORATION
                                                 PLANS         PLAN          PLANS         PLAN
                                               ---------    -----------    ---------    -----------
                                                                  (IN THOUSANDS)
Actuarial present value of benefit
  obligations:
  Vested benefit obligation..................  $(153,611)     $(5,415)     $(125,651)     $(4,357)
                                               =========      =======      =========      =======
  Accumulated benefit obligation, including
     vested benefits.........................  $(168,456)     $(5,548)     $(138,993)     $(4,426)
                                               =========      =======      =========      =======
Projected benefit obligation.................  $(201,455)     $(7,557)     $(164,351)     $(5,874)
Plan assets at fair value, primarily listed
  stocks and U.S. Government securities......    272,510           --        240,902           --
                                               ---------      -------      ---------      -------
Plan assets in excess of (less than)
  projected benefit obligation...............     71,055       (7,557)        76,551       (5,874)
Unrecognized net (gain) loss from past
  experience different from that assumed and
  effect of changes in assumptions...........        259        2,943        (11,110)       1,639
Unrecognized prior service cost being
  recognized over 15 years...................      1,525          544          1,722          582
Unrecognized net (asset) liability at date of
  adoption being recognized over 15.3
  years......................................     (3,060)         485         (4,399)         607
Adjustment required to recognize minimum
  liability..................................         --       (1,964)            --       (1,380)
                                               ---------      -------      ---------      -------
Prepaid (accrued) pension cost included in
  the consolidated balance sheet.............  $  69,779      $(5,549)     $  62,764      $(4,426)
                                               =========      =======      =========      =======

     A summary of the components of pension income follows:

                                                       1997        1996        1995
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Service cost-benefits earned during the year.......  $  6,366    $  6,200    $  4,920
Interest cost on projected benefit obligation......    12,906      11,856      11,218
Actual return on plan assets.......................   (40,031)    (30,716)    (43,665)
Net asset gain deferred for later recognition......    15,528       8,156      23,167
Amortization of unrecognized prior service cost....       234         234         234
Amortization of unrecognized actuarial losses......        84           5          --
Amortization of unrecognized net asset.............    (1,217)     (1,217)     (1,217)
                                                     --------    --------    --------
          Total pension income.....................  $ (6,130)   $ (5,482)   $ (5,343)
                                                     ========    ========    ========

                          FINA, INC. AND SUBSIDIARIES

     A summary of the actuarial assumptions used in calculating the plans' present value of projected benefit obligation follows:

                                                       1997        1996        1995
                                                      ------      ------      ------
Weighted average discount rate......................   7.25%       7.75%       7.50%
Rate of increase in future compensation levels......   4.00%       4.00%       4.00%
Expected long term rate of return on assets.........  11.00%      11.00%      11.00%

     The effect on the projected benefit obligation of the actuarial assumption changes was an increase of approximately $24,972,000 in 1997 and a decrease of approximately $6,081,000 in 1996.

     In addition to providing pension benefits, certain health care and life insurance benefits are provided to active and certain retired employees who meet eligibility requirements defined in plan documents. The health care benefits in excess of certain limits and the life insurance benefits are insured. The costs of providing these benefits for active employees are expensed when the insurance premiums are paid and claims incurred. The cost of providing these benefits for active employees was $8,145,000 in 1997, $8,619,000 in 1996 and $8,594,000 in
1995.

     A summary of the postretirement plan's funded status and the amounts recognized in the consolidated balance sheet follows:

                                                                 DECEMBER 31
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
                                                                (IN THOUSANDS)
Accumulated postretirement benefit obligation:
  Retirees..................................................  $37,998    $37,956
  Fully eligible active plan participants...................    3,256      3,025
  Other active plan participants............................   23,376     19,136
                                                              -------    -------
                                                               64,630     60,117
Unrecognized net gain (loss)................................   (1,972)     1,223
Unrecognized prior service cost.............................      175        197
                                                              -------    -------
Accrued postretirement benefit cost.........................  $62,833    $61,537
                                                              =======    =======

     A summary of the components of net periodic postretirement benefit cost follows:

                                                        1997        1996        1995
                                                       ------      ------      ------
                                                               (IN THOUSANDS)
Service cost.........................................  $1,271      $1,309      $1,024
Interest cost........................................   4,504       4,649       5,111
Amortization of unrecognized prior service cost......     (22)        (22)        (22)
                                                       ------      ------      ------
Net periodic postretirement benefit cost.............  $5,753      $5,936      $6,113
                                                       ======      ======      ======

     For measurement purposes, a 6.55% and 6.43% weighted average annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) for pre-65 and post-65 years of age, respectively, was assumed for 1998; the rate was assumed to decrease gradually to 6.00% for pre-65 and 5.00% for post-65 years of age by the year 2002 and remain at that level thereafter. A 7.00% and 6.79% annual rate for pre-65 and post-65 years of age, respectively, was assumed for 1997. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of

                          FINA, INC. AND SUBSIDIARIES

December 31, 1997 by $4,889,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1997 by $326,000.

     The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25%, 7.75% and 7.50% at December 31, 1997, 1996 and 1995, respectively. The effect on the accumulated benefit obligation of these changes was an increase of $8,144,000 in 1997 and a decrease of $1,674,000 in 1996.

     Defined contribution retirement savings plans (Thrift Plans) are available to substantially all employees. The Thrift Plans permit employees to elect salary deferral contributions of up to 10% of their compensation on a tax-deferred basis and requires the Company to match up to the first 6% of the participants' compensation in the highest matched plan subject to salary caps. The expense for the Company's contribution was $6,296,342 in 1997, $5,965,000 in 1996 and $5,911,000 in 1995.

(10) SALE OF NOTES RECEIVABLE

     Notes receivable sold with recourse were $10,502,000 and $15,562,000 at December 31, 1997 and 1996, respectively. The Company remains obligated to reimburse the purchasers for any uncollectible amounts pursuant to the recourse provisions of the agreements.

(11) LEASES

     The Company occupies certain marketing and manufacturing facilities and uses certain equipment under leases expiring at various dates over the next 20 years. Under terms of certain lease agreements, the Company has agreed not to mortgage certain of its interests in oil and gas properties.

     At December 31, 1997, minimum lease payments on capital and operating leases were as follows:

                                                               CAPITAL     OPERATING
                                                              LEASES(I)    LEASES(II)
                                                              ---------    ----------
                                                                  (IN THOUSANDS)
1998........................................................   $2,381       $ 38,145
1999........................................................    1,170         32,316
2000........................................................      379         25,272
2001........................................................       57         18,274
2002........................................................       --         11,638
Later years to 2016.........................................       --         23,298
                                                               ------       --------
          Total minimum lease payments......................    3,987       $148,943
                                                                            ========
Imputed interest (8.82%)....................................     (400)
                                                               ------
Present value of minimum lease payments(iii)................   $3,587
                                                               ======

---------------

(i) Substantially all leases provide that the Company shall pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased properties.

(ii) Minimum payments have not been reduced by minimum sublease rentals of approximately $1,293,000 which are due in the future under noncancellable subleases.

(iii)Presented in the consolidated balance sheet as current installments and noncurrent lease obligations of $2,132,000 and $1,456,000 at December 31, 1997, respectively, and $2,104,000 and $2,307,000 at December 31, 1996,
     respectively.

                          FINA, INC. AND SUBSIDIARIES

     Total rental expense was $41,691,000 (net of $121,000 subleases) in 1997, $36,114,000 (net of $451,000 subleases) in 1996 and $32,562,000 (net of $676,000 subleases) in 1995. Contingent rentals were not significant.

(12) RELATED PARTY TRANSACTIONS

     The Company has a 50% interest in joint ventures with PDI in Texas and with PetroFina in Hong Kong which market chemicals in international trade. The Company sold chemicals aggregating $3,030,000 in 1997, $8,728,000 in 1996 and $3,652,000 in 1995 to the joint ventures.

     Accounts receivable include $5,344,000 and $6,418,000 at December 31, 1997 and 1996, respectively, from affiliates.

     Accounts payable include $6,923,000 and $34,127,000 at December 31, 1997 and 1996, respectively, to affiliates.

     Interest expense relating to borrowings from PDI was $3,000 in 1997, $5,125,000 in 1996 and $12,938,000 in 1995. Crude oil and natural gas aggregating $11,508,000 in 1997, $13,245,000 in 1996 and $8,953,000 in 1995 were purchased from PDI in the ordinary course of business.

     Refined products and chemicals aggregating $19,625,000 in 1997, $57,913,000 in 1996 and $53,542,000 in 1995 were purchased from PetroFina and its affiliates other than PDI in the ordinary course of business.

(13) CONTINGENCIES

     The Company was contingently liable at December 31, 1997, under pending lawsuits and other claims, some of which involved substantial sums. Considering certain liabilities that have been set up for the lawsuits and claims, and the difficulty in determining the ultimate liability in some of these matters, internal counsel is of the opinion that the amounts, if any, that ultimately may be due in connection with such lawsuits and claims would not have a material adverse effect upon the Company's consolidated financial condition.

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

     Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefit are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. The Company has accrued for environmental remediation obligations of $19,336,000 and $20,339,000 at December 31, 1997 and 1996,
respectively. Substantially all amounts accrued are expected to be paid out over the next five to ten

                          FINA, INC. AND SUBSIDIARIES
years. The level of future expenditures for environmental remediation obligations is impossible to determine with any degree of reliability. The Company spent approximately $11,321,000 and $13,484,000 during 1997 and 1996, respectively, in capital expenditures for environmental protection and for compliance with federal, state and local environmental laws and regulations. In addition, the Company expensed $34,504,000 and $43,621,000 in 1997 and 1996, respectively, for ongoing environmental administration and maintenance activities at operating facilities. Total environmental cash expenditures at the Company's operating locations are expected to increase over an extended period of time as the Company complies with present and future regulatory requirements. Estimated capital expenditures for 1998 related to environmental matters are $14,570,000 (unaudited).

(14) SEGMENT DATA

     The Company is engaged in crude oil and natural gas exploration and production and natural gas marketing ("Upstream"); petroleum products refining, supply and transportation and marketing ("Downstream"); and chemicals manufacturing and marketing ("Chemicals"). Segment data as of and for the three years ended December 31, 1997 follows (in thousands):

                                                                               CORPORATE
                                          UPSTREAM   DOWNSTREAM   CHEMICALS    AND OTHER   CONSOLIDATED
                                          --------   ----------   ----------   ---------   ------------
1997:
  Sales:
     Unaffiliated customers.............  $896,812   $2,499,376   $1,058,765   $    180     $4,455,133
                                          ========   ==========                ========
     Affiliates.........................  $     --   $       --   $    7,344   $     --     $    7,344
                                          ========   ==========   ==========   ========
     Inter-segment......................  $ 52,737   $  101,918   $   16,914   $     --     $       --
                                          ========   ==========   ==========   ========     ----------
                                                                                             4,462,477
                                                                                            ==========
  Operating profit (loss)...............  $ 42,858   $   71,626   $  127,538   $(22,601)    $  219,421
  Interest and other income.............     9,120           68       (5,832)     2,714          6,070
  Interest expense, net.................        --           --           --    (37,284)       (37,284)
                                          --------   ----------   ----------   --------     ----------
     Earnings (loss) before income
       taxes............................  $ 51,978   $   71,694   $  121,706   $(57,171)    $  188,207
                                          ========   ==========   ==========   ========     ==========
  Accounts and notes receivable, net....  $152,975   $  261,229   $  158,910   $  8,610     $  581,724
                                          ========   ==========   ==========   ========     ==========
  Identifiable assets...................  $735,759   $1,346,540   $  786,080   $146,295     $3,014,674
                                          ========   ==========   ==========   ========     ==========
  Depreciation, depletion, amortization
     and lease impairment...............  $ 95,869   $   68,251   $   29,619   $  8,115     $  201,854
                                          ========   ==========   ==========   ========     ==========
  Capital expenditures..................  $125,403   $   47,965   $  158,997   $  8,351     $  340,716
                                          ========   ==========   ==========   ========     ==========

                          FINA, INC. AND SUBSIDIARIES

                                                                               CORPORATE
                                          UPSTREAM   DOWNSTREAM   CHEMICALS    AND OTHER   CONSOLIDATED
                                          --------   ----------   ----------   ---------   ------------
1996:
  Sales:
     Unaffiliated customers.............  $569,014   $2,468,715   $1,032,045   $    138     $4,069,912
                                          ========   ==========   ==========   ========     ==========
     Affiliates.........................  $     --   $       --   $   11,332   $     --         11,332
                                          ========   ==========   ==========   ========
     Inter-segment......................  $ 61,872   $  109,824   $   14,763   $     --             --
                                          ========   ==========   ==========   ========     ----------
                                                                                            $4,081,244
                                                                                            ==========
  Operating profit (loss)...............  $ 65,788   $  (12,997)  $  235,378   $(18,917)    $  269,252
  Interest and other income.............     3,507       (3,836)      (4,156)     1,743         (2,742)
  Interest expense, net.................        --           --           --    (38,248)       (38,248)
                                          --------   ----------   ----------   --------     ----------
     Earnings (loss) before income
       taxes............................  $ 69,295   $  (16,833)  $  231,222   $(55,422)    $  228,262
                                          ========   ==========   ==========   ========     ==========
  Accounts and notes receivable, net....  $122,166   $  262,367   $  159,745   $  8,275     $  552,553
                                          ========   ==========   ==========   ========     ==========
  Identifiable assets...................  $680,203   $1,359,690   $  693,033   $122,896     $2,855,822
                                          ========   ==========   ==========   ========     ==========
  Depreciation, depletion, amortization
     and lease impairment...............  $ 71,711   $   67,398   $   27,336   $  4,584     $  171,029
                                          ========   ==========   ==========   ========     ==========
  Capital expenditures..................  $125,254   $   72,231   $   54,318   $ 11,527     $  263,330
                                          ========   ==========   ==========   ========     ==========
1995:
  Sales:
     Unaffiliated customers.............  $352,932   $2,189,860   $1,059,731   $    130     $3,602,653
                                          ========   ==========                ========
     Affiliates.........................  $     --   $       --   $    3,984   $     --          3,984
                                          ========   ==========   ==========   ========
     Inter-segment......................  $ 44,095   $  129,780   $    7,423   $     --             --
                                          ========   ==========   ==========   ========     ----------
                                                                                            $3,606,637
                                                                                            ==========
  Operating profit (loss)(1)............  $(60,653)  $   (2,777)  $  295,905   $(17,452)    $  215,023
  Interest and other income.............    (6,258)      (1,940)      (5,292)     2,379        (11,111)
  Interest expense, net.................        --           --           --    (42,834)       (42,834)
                                          --------   ----------   ----------   --------     ----------
     Earnings (loss) before income
       taxes............................  $(66,911)  $   (4,717)  $  290,613   $(57,907)    $  161,078
                                          ========   ==========   ==========   ========     ==========
  Accounts and notes receivable, net....  $ 70,282   $  194,051   $   70,427   $  1,486     $  336,246
                                          ========   ==========   ==========   ========     ==========
  Identifiable assets...................  $576,966   $1,263,618   $  531,737   $115,397     $2,487,718
                                          ========   ==========   ==========   ========     ==========
  Depreciation, depletion, and lease
     impairment(1)......................  $115,890   $   75,554   $   18,975   $  3,545     $  213,964
                                          ========   ==========   ==========   ========     ==========
  Capital expenditures..................  $ 55,606   $   42,234   $  113,911   $  6,685     $  218,436
                                          ========   ==========   ==========   ========     ==========

---------------

(1) During the fourth quarter of 1995, the Company adopted SFAS 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of". As a result, the Company recognized a before tax addition of $58,723,000 to depreciation, depletion and amortization expense, of which $52,523,000 was related to its Upstream business and $6,200,000 was related to its Downstream business. After tax, the additional charge was $38,173,000 or $1.22 per share.

     Consolidated totals are after elimination of inter-segment amounts. Operating profit (loss) is sales and other operating revenue less operating expenses (costs and expenses excluding interest) and is substantially all

                          FINA, INC. AND SUBSIDIARIES
derived from domestic operations. Identifiable assets are those assets that are used in the operations in each business segment.

     Most customers are located in the South and Midwest regions of the United States. No single customer accounted for more than 5% of sales in 1997, 1996 or 1995, and no account receivable from any customer exceeded 5% of consolidated stockholders' equity at December 31, 1997, 1996 or 1995.

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

                                                                 1997          1996
                                                              -----------   -----------
At December 31:
  Current Assets............................................  $   846,240   $   818,116
  Noncurrent Assets.........................................    2,296,640     1,914,715
  Current Liabilities.......................................     (704,163)     (659,894)
  Noncurrent Liabilities(1).................................   (2,318,492)   (1,956,490)
                                                              -----------   -----------
     Net Assets.............................................  $   120,225   $   116,447
                                                              ===========   ===========

                                                       1997         1996         1995
                                                    ----------   ----------   ----------
Year ended December 31:
  Sales and other operating revenues..............  $3,785,025   $3,690,533   $3,363,505
                                                    ==========   ==========   ==========
  Gross profit(2).................................  $  334,207   $  341,138   $  303,166
                                                    ==========   ==========   ==========
  Net earnings(3).................................  $  114,777   $  137,371   $   99,074
                                                    ==========   ==========   ==========

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

                          FINA, INC. AND SUBSIDIARIES

(16) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                        QUARTER      QUARTER       QUARTER        QUARTER
                                         ENDED        ENDED         ENDED          ENDED
                                        MARCH 31     JUNE 30     SEPTEMBER 30   DECEMBER 31
                                       ----------   ----------   ------------   -----------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1997:
  Sales and other operating
     revenues........................  $1,114,068   $1,034,558    $1,111,641    $1,202,210
                                       ==========   ==========    ==========    ==========
  Gross profit(1)....................  $   86,196   $  102,286    $  106,039    $   55,395
                                       ==========   ==========    ==========    ==========
  Net earnings.......................  $   39,150   $   40,023    $   43,593    $    3,635
                                       ==========   ==========    ==========    ==========
  Basic and diluted earnings per
     common share....................  $     1.25   $     1.28    $     1.40    $     0.12
                                       ==========   ==========    ==========    ==========
1996:
  Sales and other operating
     revenues........................  $  965,115   $1,047,290    $  993,264    $1,075,575
                                       ==========   ==========    ==========    ==========
  Gross profit(1)....................  $   94,799   $   95,162    $   92,857    $   84,738
                                       ==========   ==========    ==========    ==========
  Net earnings.......................  $   38,022   $   38,079    $   38,866    $   38,239
                                       ==========   ==========    ==========    ==========
  Basic and diluted earnings per
     common share....................  $     1.22   $     1.22    $     1.25    $     1.22
                                       ==========   ==========    ==========    ==========

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

(a) CAPITALIZED COSTS

     Capitalized costs relating to oil and gas producing activities and the related amounts of accumulated depreciation, depletion, amortization and lease impairment follow:

                                                                  DECEMBER 31
                                                      ------------------------------------
                                                         1977         1996         1995
                                                      ----------   ----------   ----------
                                                                 (IN THOUSANDS)
Proved oil and gas properties.......................  $1,060,872   $  975,173   $  905,554
Unproved oil and gas properties.....................     252,820      263,395      232,085
                                                      ----------   ----------   ----------
                                                       1,313,692    1,238,568    1,137,639
Less accumulated depreciation, depletion,
  amortization and lease impairment.................     743,106      691,303      640,223
                                                      ----------   ----------   ----------
Net capitalized costs...............................  $  570,586   $  547,265   $  497,416
                                                      ==========   ==========   ==========

(b) COSTS INCURRED

     A summary of costs incurred in oil and gas property acquisition, exploration and development activities (both capitalized and charged to expense) for the three years ended December 31, 1997 follows:

                                                        1997        1996        1995
                                                      --------    --------    --------
                                                               (IN THOUSANDS)
Acquisition of unproved properties..................  $ 10,156    $  8,258    $  5,304
                                                      ========    ========    ========
Acquisition of proved properties....................  $    (11)   $  4,128    $  1,091
                                                      ========    ========    ========
Exploration costs...................................  $109,411    $ 87,738    $ 46,463
                                                      ========    ========    ========
Development costs...................................  $ 50,398    $ 54,840    $ 29,992
                                                      ========    ========    ========

     The above costs were incurred in the United States.

                          FINA, INC. AND SUBSIDIARIES

(c) RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

     The following table presents the results of operations for oil and gas producing activities for the three years ended December 31, 1997.

                                                        1997        1996        1995
                                                      --------    --------    --------
                                                               (IN THOUSANDS)
Revenues:
  Sales.............................................  $225,375    $184,423    $119,772
  Transfers.........................................    19,992      23,272      17,710
                                                      --------    --------    --------
          Total.....................................   245,366     207,695     137,482
Production costs....................................   (53,169)    (54,078)    (51,922)
Exploration costs...................................   (46,536)    (30,150)    (26,662)
Depreciation, depletion, amortization, lease
  impairment and abandonments.......................   (96,368)    (71,683)   (116,592)
                                                      --------    --------    --------
                                                        49,293      51,784     (57,694)
Income tax benefit (expense)........................   (15,791)    (16,270)     22,473
                                                      --------    --------    --------
Results of operations from producing activities,
  excluding interest costs..........................  $ 33,503    $ 35,514    $(35,221)
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

                                                1997               1996               1995
                                          ----------------   ----------------   ----------------
                                           OIL       GAS      OIL       GAS      OIL       GAS
                                          ------   -------   ------   -------   ------   -------
Proved developed and undeveloped
  reserves:
  Beginning of year.....................  39,087   370,757   34,572   314,222   31,699   348,204
  Revisions of previous estimates.......  (1,803)   (9,475)   2,923   (15,467)   1,236       283
  Purchases of minerals in place........     503       204    1,129     4,769       48        55
  Sales of minerals in place............  (3,841)   (3,630)    (650)   (3,074)  (2,052)  (11,729)
  Extensions and discoveries............   3,296    88,473    4,921   127,026    7,390    29,528
  Production............................  (3,806)  (69,698)  (3,808)  (56,719)  (3,749)  (52,119)
                                          ------   -------   ------   -------   ------   -------
  End of year...........................  33,436   376,631   39,087   370,757   34,572   314,222
                                          ======   =======   ======   =======   ======   =======
Proved developed reserves:
  Beginning of year.....................  21,012   239,790   18,814   228,548   19,986   237,270
                                          ======   =======   ======   =======   ======   =======
  End of year...........................  17,472   247,503   21,012   239,790   18,814   228,548
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

                                                               DECEMBER 31
                                                  --------------------------------------
                                                     1997          1996          1995
                                                  ----------    ----------    ----------
                                                              (IN THOUSANDS)
Future cash inflows.............................  $1,321,549    $2,124,172    $1,202,555
Future production and development costs.........    (495,084)     (592,189)     (476,786)
Future income tax expenses......................    (154,559)     (403,264)     (117,188)
                                                  ----------    ----------    ----------
Future net cash flows...........................     671,906     1,128,719       608,581
10% annual discount for estimated timing of cash
  flows.........................................    (239,807)     (438,354)     (244,862)
                                                  ----------    ----------    ----------
Standardized measure of discounted future net
  cash flows....................................  $  432,099    $  690,365    $  363,719
                                                  ==========    ==========    ==========
Beginning of year...............................  $  690,365    $  363,719    $  317,694
Changes resulting from:
  Sales and transfers of oil and gas produced,
     net of production costs....................    (192,197)     (153,617)      (85,560)
  Extensions and discoveries....................     132,191       232,124        56,806
  Purchases of minerals in place................       3,538        18,444           353
  Sales of minerals in place....................     (26,902)      (11,906)      (22,829)
  Previously estimated development costs
     incurred during the year...................      52,907        32,270        43,600
  Revisions of previous quantities..............     (23,746)        8,017        17,186
  Accretion of discount.........................      93,698        43,377        34,626
  Net change in income taxes....................     147,242      (176,597)      (41,459)
  Net changes in prices and costs...............    (444,996)      334,534        43,302
                                                  ----------    ----------    ----------
End of year.....................................  $  432,099    $  690,365    $  363,719
                                                  ==========    ==========    ==========

                                                                     SCHEDULE II

                          FINA, INC. AND SUBSIDIARIES

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                        BALANCE AT   CHARGED TO                BALANCE AT
                                                        BEGINNING    COSTS AND                   END OF
                                                        OF PERIOD     EXPENSES    DEDUCTIONS     PERIOD
                                                        ----------   ----------   ----------   ----------
Year ended December 31, 1995 --
  Allowance for doubtful receivables..................    $7,201       $2,790       $3,280(1)    $6,711
                                                          ======       ======       ======       ======
Year ended December 31, 1996 --
  Allowance for doubtful receivables..................    $6,711       $1,330       $1,968(1)    $6,073
                                                          ======       ======       ======       ======
Year ended December 31, 1997 --
  Allowance for doubtful receivables..................    $6,073       $4,465       $5,709(1)    $4,829
                                                          ======       ======       ======       ======

---------------

(1) Bad debts written off, less recoveries.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in accountants or disagreements by the Registrant with its accountants on accounting or financial disclosures.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        EXECUTIVE OFFICERS OF REGISTRANT AND                 SERVED AS AN
              CAPACITIES SERVED IN 1997                AGE   OFFICER SINCE
        ------------------------------------           ---   -------------
Paul D. Meek,                                          67       6-06-68
  Chairman of the Board
Ron W. Haddock,                                        57       6-19-86
  President and Chief Executive Officer
Cullen M. Godfrey,                                     52       4-15-87
  Senior Vice President, Secretary and General
  Counsel
Michael J. Couch,                                      46       4-30-84
  Senior Vice President
H. Patrick Jack,                                       45       8-23-89
  Senior Vice President
Neil A. Smoak,                                         51       4-24-86
  Senior Vice President
  (Resigned March 1, 1998)
Yves Bercy,                                            52       7-01-93
  Vice President and Chief Financial Officer
  (Resigned August 31, 1997)
Richard L. Charter II,                                 48       4-24-97
  Vice President
Michel Daumerie,                                       45       4-20-95
  Vice President
Richard C. Lindley,                                    56       4-20-95
  Vice President
Jeff D. Morris,                                        46       4-20-95
  Vice President
Geoffroy Petit,                                        39        9-1-97
  Vice President and Chief Financial Officer
S. R. West,                                            58       5-02-83
  Vice President
Hilda Kouvelis,                                        35       2-20-97
  Treasurer
Kevin A. Rupp,                                         42       4-20-95
  Controller
Linda Middleton,                                       47       8-20-84
  Assistant Secretary

     There is incorporated by reference pages 4 through 7 of the Company's Proxy Statement for the Annual Meeting of Security Holders to be held April 15, 1998.

ITEM 11  EXECUTIVE COMPENSATION

     There is incorporated by reference pages 2 through 3 and 9 through 17 of the Company's Proxy Statement for the Annual Meeting of Security Holders to be held April 15, 1998.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is incorporated by reference the first page and pages 2 through 7 of the Proxy Statement for the Annual Meeting of Security Holders to be held April 15, 1998.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is incorporated by reference the first page and pages 4 through 5, 13 and 17 of the Company's Proxy Statement for the Annual Meeting of Security Holders to be held April 15, 1998.

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

             No reports on Form 8-K were filed during the last quarter of the period covered by this report. However, a Form 8-K was filed on February 17, 1998 reporting a news release by the Company approving PetroFina S.A.'s offer of a negotiated merger whereby the Company would become an indirect, wholly-owned affiliate.

        3. Exhibits:

                (2b)     -- Agreement and Plan of Merger
                (3a)     -- The Articles of Incorporation of FINA, Inc.
                (3b)     -- The Bylaws of FINA, Inc.
               (10a)     -- Thrift and Employee Stock Ownership Plan for Employees of
                            American Petrofina, Incorporated
               (10b)     -- Credit Agreements of February 27, 1997 with NationsBank of Texas, N.A. as amended February 26, 1998
               (10c)     -- American Petrofina, Incorporated Employee Non-Qualified
                            Stock Option Plan (1979)
               (10d)     -- Form 11-K Amdel Inc. Employee Investment Plan
               (10e)     -- Form 11-K FINA Capital Accumulation Plan
               (10f)     -- Agreements between FINA, Inc. (formerly American
                            Petrofina, Incorporated) and Ron W. Haddock
               (10g)     -- Employee Stock Ownership Plan of American Petrofina,
                            Incorporated
               (10h)     -- FINA Capital Accumulation Plan as amended
               (10i)     -- Fina Restoration Plan
               (11)      -- Computation of Ratio of Earnings to Fixed Charges
               (19)      -- FINA, Inc.'s Proxy Statement for Annual Meeting of
                            Security Holders to be held April 15, 1998
               (21)      -- Subsidiaries of the Registrant
               (23)      -- Independent Auditors' Consent
               (27)      -- Financial Data Schedule

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

Date: March 12, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURES AND TITLES                                            DATE
                ---------------------                                            ----
                By: /s/ PAUL D. MEEK                                        March 12, 1998
  -------------------------------------------------
                    Paul D. Meek
                Chairman of the Board

               By: /s/ RON W. HADDOCK                                       March 12, 1998
  -------------------------------------------------
                   Ron W. Haddock
             President and CEO, Director

               By: /s/ ALBERT V. CASEY                                      March 12, 1998
  -------------------------------------------------
                   Albert V. Casey
                      Director

              By: /s/ FRANCOIS CORNELIS                                     March 12, 1998
  -------------------------------------------------
                  Francois Cornelis
                      Director

                         By:                                                March   , 1998
  -------------------------------------------------
                 Axel de Broqueville
                      Director

                         By:                                                March   , 1998
  -------------------------------------------------
               Michel-Marc Delcommune
                      Director

               By: /s/ ERNESTO MARCOS                                       March 12, 1998
  -------------------------------------------------
                   Ernesto Marcos
                      Director

                         By:                                                March   , 1998
  -------------------------------------------------
                   Jose G. Rebelo
                      Director

           By: /s/ PATRICIA M. WALLINGTON                                   March 12, 1998
  -------------------------------------------------
               Patricia M. Wallington
                      Director

               By: /s/ GEOFFROY PETIT                                       March 12, 1998
  -------------------------------------------------
                   Geoffroy Petit
     Vice President and Chief Financial Officer

                 By: /s/ KEVIN RUPP                                         March 12, 1998
  -------------------------------------------------
                     Kevin Rupp
     Controller and Principal Accounting Officer

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------

          (2b)           -- Agreement and Plan of Merger
          (3a)           -- The Articles of Incorporation of FINA, Inc.
          (3b)           -- The Bylaws of FINA, Inc.
         (10a)           -- Thrift and Employee Stock Ownership Plan for Employees of
                            American Petrofina, Incorporated
         (10b)           -- Credit Agreements of February 27, 1997 with NationsBank of Texas, N.A. as amended February 26, 1998
         (10c)           -- American Petrofina, Incorporated Employee Non-Qualified
                            Stock Option Plan (1979)
         (10d)           -- Form 11-K Amdel Inc. Employee Investment Plan
         (10e)           -- Form 11-K FINA Capital Accumulation Plan
         (10f)           -- Agreements between FINA, Inc. (formerly American
                            Petrofina, Incorporated) and Ron W. Haddock
         (10g)           -- Employee Stock Ownership Plan of American Petrofina,
                            Incorporated
         (10h)           -- FINA Capital Accumulation Plan as amended
         (10i)           -- Fina Restoration Plan
         (11)            -- Computation of Ratio of Earnings to Fixed Charges
         (19)            -- FINA, Inc.'s Proxy Statement for Annual Meeting of
                            Security Holders to be held April 15, 1998
         (21)            -- Subsidiaries of the Registrant
         (23)            -- Independent Auditors' Consent
         (27)            -- Financial Data Schedule