Form 10-K/A
period 1997-12-31
FINA INC
filed 1998-04-30
CIK 5611

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

(MARK ONE)
  [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]
                       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
  [ ]           TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

     The aggregate market value of the Class A Common voting stock held by non-affiliates of the Registrant as of February 11, 1998 was $162,562,360 based on the highest price of $59.8125 per share as recorded by the American Stock Exchange.

     The number of shares outstanding of each of the issuer's classes of common stock, as of March 6, 1997:

                       CLASS A COMMON STOCK -- 29,231,972
                       CLASS B COMMON STOCK --  2,000,000

     Documents Incorporated by Reference: Part III: The Company's Proxy Statement for Annual Meeting of Stockholders of April 15, 1998.

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

             No reports on Form 8-K were filed during the last quarter of the period covered by this report. However, a Form 8-K was filed on February 17, 1998 reporting a news release by the Company approving a merger with PetroFina S.A. whereby the Company would become an indirect, wholly-owned affiliate.

        3. Exhibits: (Contained separately and EDGAR filed)

            (2b)     -- Agreement and Plan of Merger

            (3a)     -- The Articles of Incorporation of FINA, Inc.

            (3b)     -- The Bylaws of FINA, Inc.

           (10a)     -- Thrift and Employee Stock Ownership Plan for Employees
                        of American Petrofina, Incorporated

           (10b)     -- Credit Agreements of February 27, 1997 with NationsBank of Texas, N.A., as Agent, as amended February 26, 1998

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

           (10g)     -- Employee Stock Ownership Plan of American Petrofina,
                        Incorporated

           (10h)     -- FINA Capital Accumulation Plan as amended

           (10i)     -- FINA Restoration Plan

           (11)      -- Computation of Ratio of Earnings to Fixed Charges

           (19)      -- FINA, Inc.'s Proxy Statement for Annual Meeting of
                        Security Holders on April 15, 1998

           (21)      -- Subsidiaries of the Registrant

           (23)*     -- Independent Auditors' Consent

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

                                            FINA, Inc.
                                            (Registrant)

                                            By:     /s/ CULLEN M. GODFREY
                                              ----------------------------------
                                                      Cullen M. Godfrey
                                               Senior Vice President, Secretary
                                                     and General Counsel
Date: April 27, 1998

                                 EXHIBIT INDEX

  EXHIBIT                            DESCRIPTION
  -------                            -----------
   (2b)      -- Agreement and Plan of Merger

   (3a)      -- The Articles of Incorporation of FINA, Inc.

   (3b)      -- The Bylaws of FINA, Inc.

  (10a)      -- Thrift and Employee Stock Ownership Plan for Employees of
                American Petrofina, Incorporated

  (10b)      -- Credit Agreements of February 27, 1997 with NationsBank of Texas, N.A. as Agent, as amended February 26, 1998

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

  (10h)      -- FINA Capital Accumulation Plan, as amended

  (10i)      -- Fina Restoration Plan

  (11)       -- Computation of Ratio of Earnings to Fixed Charges

  (19)       -- FINA, Inc.'s Proxy Statement for Annual Meeting of
                Security Holders to be held April 15, 1998

  (21)       -- Subsidiaries of the Registrant

  (23)*      -- Independent Auditors' Consent

  (27)       -- Financial Data Schedule

---------------
* Filed herewith