Form 10-K/A
period 1997-12-31
FINA INC
filed 1998-04-30
CIK 5611

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

     Documents Incorporated by Reference: Part III: The Company's Proxy Statement for Annual Meeting of Stockholders of April 15, 1998

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

        3. Exhibits: (Contained separately and EDGAR filed)

            (2b)     -- Agreement and Plan of Merger
            (3a)     -- The Articles of Incorporation of FINA, Inc.
            (3b)     -- The Bylaws of FINA, Inc.
           (10a)     -- Thrift and Employee Stock Ownership Plan for Employees of
                        American Petrofina, Incorporated
           (10b)     -- Credit Agreements of February 27, 1997 with NationsBank of Texas, N.A., as Agent, as amended February 26, 1998
           (10c)     -- American Petrofina, Incorporated Employee Non-Qualified
                        Stock Option Plan (1979)
           (10d)*    -- Form 11-K Amdel Inc. Employee Investment Plan
           (10e)     -- Form 11-K FINA Capital Accumulation Plan
           (10f)     -- Agreements between FINA, Inc. (formerly American
                        Petrofina, Incorporated) and Ron W. Haddock
           (10g)     -- Employee Stock Ownership Plan of American Petrofina,
                        Incorporated
           (10h)     -- FINA Capital Accumulation Plan as amended
           (10i)     -- FINA Restoration Plan
           (11)      -- Computation of Ratio of Earnings to Fixed Charges
           (19)      -- FINA, Inc.'s Proxy Statement for Annual Meeting of
                        Security Holders on April 15, 1998
           (21)      -- Subsidiaries of the Registrant
           (23)*     -- Independent Auditors' Consent
           (27)      -- Financial Data Schedule

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

                                        FINA, Inc.
                                        (Registrant)

                                        By:       /s/ CULLEN M. GODFREY
                                           -------------------------------------
                                                     Cullen M. Godfrey
                                           Senior Vice President, Secretary and
                                                      General Counsel

Date: April 27, 1998

                                EXHIBIT INDEX



  EXHIBIT                            DESCRIPTION
  -------                            -----------
   (2b)      -- Agreement and Plan of Merger
   (3a)      -- The Articles of Incorporation of FINA, Inc.
   (3b)      -- The Bylaws of FINA, Inc.
  (10a)      -- Thrift and Employee Stock Ownership Plan for Employees of
                American Petrofina, Incorporated
  (10b)      -- Credit Agreements of February 27, 1997 with NationsBank of Texas, N.A. as Agent, as amended February 26, 1998
  (10c)      -- American Petrofina, Incorporated Employee Non-Qualified
                Stock Option Plan (1979)
  (10d)*     -- Form 11-K Amdel Inc. Employee Investment Plan
  (10e)      -- Form 11-K FINA Capital Accumulation Plan
  (10f)      -- Agreements between FINA, Inc. (formerly American
                Petrofina, Incorporated) and Ron W. Haddock
  (10g)      -- Employee Stock Ownership Plan of American Petrofina,
                Incorporated
  (10h)      -- FINA Capital Accumulation Plan, as Amended
  (10i)      -- Fina Restoration Plan
  (11)       -- Computation of Ratio of Earnings to Fixed Charges
  (19)       -- FINA, Inc.'s Proxy Statement for Annual Meeting of
                Security Holders to be held April 15, 1998
  (21)       -- Subsidiaries of the Registrant
  (23)*      -- Independent Auditors' Consent
  (27)       -- Financial Data Schedule

* Filed herewith