Form 10-K/A
period 1997-12-31
FINA INC
filed 1998-05-18
CIK 5611

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 3

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

     Documents Incorporated by Reference: Part III: The Company's Proxy Statement for Annual Meeting of Stockholders of April 15, 1998

================================================================================

     The following item of Fina, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 is hereby amended. No exhibits are filed with this amendment. The amended item is set forth herein in its entirety.


ITEM 6  SELECTED FINANCIAL DATA

                          FINA, INC. AND SUBSIDIARIES

                    SUMMARY OF FINANCIAL AND OPERATING DATA

                                                            1997         1996         1995         1994         1993
                                                         ----------   ----------   ----------   ----------   ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND EMPLOYEES)
FINANCIAL
Sales and other operating revenues.....................  $4,462,477   $4,081,244   $3,606,637   $3,421,112   $3,416,223
Depreciation, depletion, amortization, and lease
  impairment...........................................     201,854      171,029      213,964*     185,961      198,341
Net earnings:
  Earnings before cumulative effect of accounting
    change.............................................     126,401      153,206      104,425      102,041       70,353
  Net earnings (loss)..................................     126,401      153,206      104,425      102,041       70,353
Earnings per common share:
  Earnings before cumulative effect of accounting
    change.............................................        4.05         4.91         3.35         3.27         2.26
  Net earnings (loss)..................................        4.05         4.91         3.35         3.27         2.26
Capital expenditures...................................     340,716      263,330      218,436      136,381      125,472
Long-term debt.........................................     593,532      584,983      496,331      531,162      740,058
Total long-term obligations............................     594,988      587,290      498,446      532,148      766,476
Total assets...........................................   3,014,674    2,855,822    2,487,718    2,493,862    2,511,353
Stockholders' equity...................................   1,277,112    1,247,285    1,178,057    1,144,807    1,098,827
Cash dividends per share...............................        3.10         2.70         2.30         1.80         1.60
Average shares outstanding.............................      31,218       31,214       31,198       31,188       31,180
OPERATIONS
Crude oil, condensate, and natural gas liquids produced
  (in thousands of net barrels)........................       3,806        3,808        3,749        4,556        5,905
Natural gas produced (in millions of cubic feet).......      69,698       56,719       52,119       52,864       67,924
Natural gas sold (in millions of cubic feet)...........     293,531      193,682      190,926      259,515      204,449
Total refinery throughput (barrels per day)............     232,000      211,000      220,000      215,000      198,000
Major petrochemicals and plastics sold (millions of
  pounds)..............................................       4,104        3,700        3,000        3,200        3,000
Company-branded service stations.......................       2,659        2,578        2,702        2,607        2,675
Undeveloped leasehold acreage (net)....................     242,686      212,625      209,167      189,723      203,734
Fee, mineral, and royalty acreage (net)................   1,045,771    1,036,180    1,035,922    1,036,342    1,045,108
Employees (year-end)...................................       2,873        2,664        2,693        2,770        3,224

----------------

* Includes a $58,723,000 charge for adoption of Financial Accounting Standard No. 121 (FAS 121)

                                   SIGNATURE

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

Date: May 15, 1998