Form 10-Q
period 1998-06-30
FINA INC
filed 1998-08-14
CIK 5611

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1998


                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                to
                               --------------     --------------


                          Commission File Number 1-4014


                                   FINA, Inc.
             (Exact name of registrant as specified in its charter)

                    Delaware                            13-1820692
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)             Identification No.)

            Fina Plaza, Dallas, Texas                      75206
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

              10(ten) shares of Common Stock as of August 12, 1998

The Registrant meets the condition set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                           FINA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                        JUNE 30,      DECEMBER 31,
                                                                                         1998            1997
                                                                                      ----------      ----------
ASSETS
Current assets:
   Cash and cash equivalents                                                              $1,203          $1,271
   Accounts and notes receivable                                                         500,047         581,724
   Inventories                                                                           280,398         345,235
   Prepaid expenses and other current assets                                              41,708          47,732
                                                                                      ----------      ----------
            Total current assets                                                         823,356         975,962
                                                                                      ----------      ----------

Property, plant, and equipment; net of $1,678,288 accumulated
  depreciation at 6/30/98 and $1,633,688 at 12/31/97                                   1,874,648       1,849,378
Other assets                                                                             182,406         189,334
                                                                                      ----------      ----------
                                                                                      $2,880,410      $3,014,674
                                                                                      ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short term obligations                                                               $135,117         $27,478
   Current installments of long term debt and lease obligations                           59,779          63,860
   Accounts payable and accrued liabilities                                              539,215         735,609
                                                                                      ----------      ----------
            Total current liabilities                                                    734,111         826,947
                                                                                      ----------      ----------

Long term debt, excluding current installments                                           544,195         594,988
Other deferred credits and liabilities                                                   330,949         315,627
Stockholders' equity:
   Preferred stock of $1 par value. Authorized 4,000,000 shares;
      none issued                                                                         -               -
   Class A common stock of $.50 par value. Authorized
      38,000,000 shares; issued and outstanding 29,247,172 and
      29,221,972 shares in 1998 and 1997                                                  14,624          14,611
   Class B common stock of $.50 par value. Authorized
      and issued 2,000,000 shares                                                          1,000           1,000
   Additional paid-in capital                                                            451,976         451,100
   Retained earnings                                                                     803,555         810,401
                                                                                      ----------      ----------
            Total stockholders' equity                                                 1,271,155       1,277,112

Commitments and contingencies                                                             -               -
                                                                                      ----------      ----------
                                                                                      $2,880,410      $3,014,674
                                                                                      ==========      ==========



See accompanying notes to consolidated financial statements.

                           FINA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                  THREE MONTHS                  SIX MONTHS
                                                                  ENDED JUNE 30,               ENDED JUNE 30,
                                                                  -------------                -------------
                                                               1998         1997            1998         1997
                                                            ----------   ----------      ----------   ----------
Revenues:
   Sales and other operating revenues                       $1,019,348   $1,034,558      $2,037,357   $2,148,626
   Interest and other, net                                       9,341        1,712          29,535        7,087
                                                            ----------   ----------      ----------   ----------
                                                             1,028,689    1,036,270       2,066,892    2,155,713
                                                            ----------   ----------      ----------   ----------

Costs and expenses:
   Cost of raw materials and products purchased                787,201      775,710       1,625,995    1,653,826
   Direct operating expenses                                    91,387       92,138         179,157      180,065
   Selling, general, and administrative expenses                27,775       24,833          51,170       46,260
   Taxes, other than on income                                  14,178       13,811          28,865       28,162
   Dry holes and abandonments                                      191        9,363             771       11,418
   Depreciation, depletion, amortization,
     and lease impairment                                       48,142       50,613          96,871       98,091
   Interest charges, net                                         8,740        9,699          17,603       19,304
                                                            ----------   ----------      ----------   ----------
                                                               977,614      976,167       2,000,432    2,037,126
                                                            ----------   ----------      ----------   ----------

Earnings before income taxes                                    51,075       60,103          66,460      118,587
Income taxes                                                    17,960       20,080          23,323       39,414
                                                            ----------   ----------      ----------   ----------

            Net earnings                                       $33,115      $40,023         $43,137      $79,173
                                                            ==========   ==========      ==========   ==========

Basic and diluted earnings per common share (note 2)             $1.06        $1.28           $1.38        $2.54
                                                            ==========   ==========      ==========   ==========



See accompanying notes to consolidated financial statements.


                           FINA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

(1) The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods presented. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the operating results for the full fiscal year.

(2) Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the periods presented herein, basic and diluted EPS are the same. The weighted average number of outstanding common shares was 31,245,022 and 31,217,372 for the three months ended June 30, 1998 and 1997, respectively. The weighted average number of outstanding common shares was 31,236,715 and 31,217,029 for the six months ended June 30, 1998 and 1997, respectively.

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



                                                                      June 30,    December 31,
                                                                       1998          1997
                                                                    ----------    ----------
      Current assets                                                 $724,996      $846,240
      Noncurrent assets                                             2,024,005     2,296,640
      Current liabilities                                            (638,194)     (704,163)
      Noncurrent liabilities (1)                                   (1,953,470)   (2,318,492)
                                                                    ----------    ----------
                 Net Assets                                          $157,337      $120,225
                                                                    =========     =========



                                               Six Months Ended June 30,      Three Months Ended June 30,
                                                  1998         1997                1998       1997
                                               ----------   ----------           --------   --------
      Sales and other operating revenues       $1,423,390   $1,889,773           $738,522   $929,674
                                               ==========   ==========           ========   ========
      Gross profit  (2)                          $100,420     $182,807            $72,174   $100,199
                                               ==========   ==========           ========   ========
      Net earnings                                $39,165      $76,478            $29,782    $39,294
                                               ==========   ==========           ========   ========

      (1) Primarily consists of payables to related parties.
      (2) Gross profit is defined as sales and other operating revenues less cost of raw materials and products purchased; direct operating expenses; taxes, other than on income; and depreciation, depletion, amortization and lease impairment.

Notes continued:

(6) Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income in a full set of general-purpose financial statements. Comprehensive income includes net income and other comprehensive income which is generally comprised of changes in the fair value of available-for-sale marketable securities, foreign currency translation adjustments and adjustments to recognize additional minimum pension liabilities. The Company had no accumulated other comprehensive income at December 31, 1997 and no comprehensive income for three and six months ended June 30, 1998 and 1997.

(7) Because of price declines in a majority of the products during 1998, inventory was reduced to net realizable value. Inventory was reduced by $19 million for the three months ended June 30, 1998 and $60 million for the six months ended June 30, 1998.

                           FINA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                     1998      1997
                                                                                   -------    ------
Cash flows from operating activities:
   Net earnings                                                                    $43,137   $79,173
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Depreciation, depletion, amort., lease impairment & abandonments              97,301    98,499
      Net equity in losses of affiliates                                             2,869     2,894
      Gain on sale of assets                                                       (32,601)   (8,313)
      Changes in assets and liabilities:
          Accounts and notes receivable                                             81,677    12,770
          Inventories                                                               64,837   (51,616)
          Prepaid expenses and other current assets                                  6,024    (2,198)
          Accounts payable and accrued liabilities                                (211,260)  (84,206)
          Current and deferred income taxes                                         21,810    28,925
          Other                                                                     10,329    (9,619)
                                                                                   -------    ------

             Net cash provided by (used in) operating activities                    84,123    66,309
                                                                                   -------    ------

Cash flows from investing activities:
   Additions to property, plant and equipment                                     (152,862)  (78,982)
   Proceeds from sale of assets                                                     66,248    13,673
   Investments in and advances to affiliates                                        (1,247)   (7,917)
                                                                                   -------    ------

             Net cash used in investing activities                                 (87,861)  (73,226)
                                                                                   -------    ------

Cash flows from financing activities:
   Additions to long term debt and lease obligations                                 1,007       906
   Payments of long term debt and lease obligations                                (55,881)  (30,055)
   Net change in short term obligations                                            107,639    87,341
   Issuance of common stock                                                            888        49
   Dividends paid                                                                  (49,983)  (46,826)
                                                                                   -------    ------
             Net cash provided by (used in) financing activities                     3,670    11,415
                                                                                   -------    ------

Net increase in cash and cash equivalents                                              (68)    4,498
Cash and cash equivalents at beginning of year                                       1,271     1,585
                                                                                   -------    ------
Cash and cash equivalents at end of period                                          $1,203    $6,083
                                                                                   =======    ======


                                   FINA, INC.
                          UNAUDITED SEGMENT INFORMATION


                                                          --------------------------       --------------------------
                                                                SECOND QUARTER                     SIX MONTHS
                                                             1998            1997             1998            1997
                                                          --------------------------       --------------------------

 EARNINGS               (Thousands, except share and per-share amounts)
 --------
       Upstream                                              $19,276         $ 4,091          $47,313         $39,578
       Downstream                                             20,191          29,820           21,318          31,827
       Chemicals                                              29,288          40,575           27,607          75,649
       Corporate / Financing                                 (17,680)        (14,383)         (29,778)        (28,467)
       Income Tax                                            (17,960)        (20,080)         (23,323)        (39,414)
                                                          --------------------------       --------------------------
          Total Net Earnings                                 $33,115         $40,023          $43,137         $79,173
                                                          ==========================       ==========================
          Net Earnings Per Share                               $1.06           $1.28            $1.38           $2.54
          Average Shares Outstanding                      31,245,022      31,217,372       31,236,715      31,217,029

 OPERATING STATISTICS
 --------------------
    Upstream
       Crude Oil Production - MBD                                9.9            10.3             10.1            10.3
       Natural Gas Production - MMCFD                            184             183              182             186
       Natural Gas Sales - MMCFD                               1,237             673            1,329             700
       Average Oil Price/BBL                                  $11.24          $17.07           $12.12          $18.71
       Average Natural Gas Sales Price/MCF                     $2.43           $2.29            $2.51           $2.71

    Downstream
       Refinery Throughput - MBD                               235.4           229.0            228.8           230.6

    Chemicals
       Sales Volume - MMLB                                   1,059.9         1,009.2          2,073.4         2,009.6




                                PART I - Item 2

MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS.

         On August 5, 1998, FINA, Inc. (the "Company") held a special meeting of stockholders to vote on the Agreement and Plan of Merger dated as of February 17, 1998, as amended (the "Merger Agreement") and merger (the "Merger") pursuant to which the Company would become an indirect wholly-owned subsidiary of PetroFina S.A. ("PetroFina"). The Merger Agreement and Merger were overwhelmingly approved by 29,905,856 of the 31,247,172 then outstanding shares. As of August 5, 1998 the Company is indirectly now deemed to be 100% owned by Petrofina Delaware, Incorporated, a subsidiary of PetroFina.

         Pursuant to the Merger Agreement, each share of common stock, par value US $.50 per share ("Share"), of the Company outstanding immediately prior to the effective time of the Merger, other than Shares owned by PetroFina or its subsidiaries, was converted into the right to receive (A) US $60 plus (B) one warrant (a "Warrant") to purchase nine-tenths (0.9) of one American Depositary Share (an "ADS"), each PetroFina ADS representing one-tenth (0.1) of one ordinary voting share of PetroFina. The warrants will be exercisable for a period of five years from the date of the Merger and will have an exercise price of US $42.25 per ADS, subject to adjustment. Thus, a holder of 10
Warrants may purchase nine ADSs for an aggregate purchase price of US $380.25. PetroFina listed the Warrants on The New York Stock Exchange, Inc.

         Net earnings were $33,115,000 for the quarter ended June 30, 1998 compared to $40,023,000 for the second quarter of 1997. Sales and other operating revenues were $1,019,348 for second quarter 1998 compared to $1,034,558,000 for second quarter 1997. Earnings per share were $1.06 compared to $1.28 per share for the second quarter of last year.

         The net earnings decrease in the second quarter 1998 was largely attributable to a non cash LIFO inventory write down of $12,143,000, after tax, partially offset by a gain on sales of assets of $6,700,000, after tax. Sales and other operating revenues of $1,019,348,000 were essentially unchanged from the same period last year, with lower prices generally offset by higher volumes.

         For the six months of 1998, net earnings were $43,137,000 after a non-cash LIFO inventory write-down of $38,820,000 and asset sales gains of $20,709,000, both after-tax compared to net earnings of $79,173,000 for the same period in 1997. Earnings per share for the first six months of 1998 were $1.38 compared to $2.54. Sales and other operating revenues were $2,037,357,000 compared to $2,148,626,000 for the six months of 1997.

          There was no material change in the amount of revenue for the first six months of 1998 compared to the same period in 1997. Dry hole and abandonment expense decreased 93% in the first six months of 1998 compared to the same period in 1997 primarily due to improved experience in the Upstream. Material changes in the selling, general and administrative expenses from the same period in 1998 compared to 1997 were substantially attributable to the Merger.

          In the Upstream, earnings before interest and income taxes (EBIT) was $47,313,000 in the first six months of 1998 compared to $39,578,000 for the same period in 1997, and $19,276,000 for second quarter 1998 compared to $4,091,000 in second quarter 1997. Lower crude oil and natural gas prices and lower natural gas production were more than offset by asset sales gains in the first half of 1998.

          In the Downstream, earnings before interest and income taxes (EBIT) was $21,318,000 in the first half of 1998 compared to $31,827,000 in the same period last year, and $20,191,000 in the second quarter of 1998 compared to $29,820,000 for the same period in 1997. Second quarter EBIT is after a non-cash LIFO inventory write-down of $9,332,000 and an asset sales gain of $1,659,000. Higher industry and refining margins and good operations are reflected in second quarter results.

         Chemicals earnings before interest and income taxes (EBIT) for the first half of the year 1998 was $27,607,000, after a non-cash LIFO inventory write-down of $44,572,000 before tax, compared to $75,649,000 in the same period of 1997. For second quarter 1998, EBIT was $29,288,000 after a non-cash LIFO inventory write-down of $9,335,000, compared to $40,575,000 in second quarter 1997. An 8% decline in average margins were only partially offset by a 3% increase in sales volumes.

         The Company's regular quarterly dividend of $.80 per share was paid on June 15, 1998 to shareholders of record on June 3, 1998.

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

         Following the February 25, 1997 announcement by PetroFina that it had offered to purchase the outstanding common stock of the Company (other than common stock held by PetroFina and its affiliates) (the "Public Shares"), four putative class actions were filed against PetroFina, certain affiliates including the Company, and the Company's directors in the Court of Chancery in the State of Delaware (the "Court"). Following negotiation and the voluntary production of documents to plaintiffs' counsel, plaintiffs and defendants in all of these consolidated actions entered into a Memorandum of Understanding on February 13, 1998 (the "MOU"). Under the MOU each of the four actions will be settled, contingent upon confirmatory discovery, the closing of the merger and the entry of a final judgment dismissing with prejudice all claims between the plaintiff class members and the defendants. Plaintiff class members include all holders of record of the Public Shares between February 25, 1997 and July 13, 1998 (the "Record Date"). The terms of the settlement provide (i) for consideration of US $60 in cash and one warrant as described in the Agreement and Plan of Merger dated as of February 17, 1998, as amended, (ii) for the release of all defendants from all claims arising from or related to the merger, and
         (iii) that the defendants will not object to a request by plaintiffs that the Court award attorneys' fees in an amount not exceeding US $1,250,000 to be paid by the Company.

         On May 14, 1998, the parties submitted a Stipulation of Settlement to the Court, requesting a hearing to approve the settlement. By a Scheduling Order entered on May 15, 1998 and amended on June 4 and July 10, 1998, respectively, the Court, (1) certified, for settlement purposes only, a class (the "Class Members") consisting of all stockholders of the Company between February 25, 1997 and the Record Date; (2) required the Company to mail notice of the settlement to all Class Members; (3) scheduled a hearing on September 23, 1998 at 1:30 p.m. in the Court in the Daniel L. Herrmann Courthouse, 1020 North King Street, Wilmington, Delaware 19801 to consider the class certification, proposed settlement and plaintiff's application for attorneys' fees; and (4) set forth the procedures by which any class member may appear at the hearing and object to the settlement.

Item 2. Changes in Securities.

         (a)  Not Applicable

         (b)  Not Applicable

Item 3. Defaults upon Senior Securities.

         Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

         Not Applicable

Item 5. Other Information.

         Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

        A Form 8-K was filed on August 5, 1998 reporting a news release by PetroFina S.A. that the merger by its wholly owned subsidiary and the Company had been approved resulting in the Company being owned 100% by PetroFina S.A. Prior to the August 5 Form 8-K, a Form 8-K had been filed on July 29, 1998 announcing the Special Meeting of the Stockholders to vote on the merger proposal.

        Exhibits incorporated herein by reference:

        (27)      Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                FINA, Inc.
                                ----------
                                (REGISTRANT)

Date: August 13,  1998

                                BY: /s/  KEVIN A. RUPP
                                   --------------------------------------------
                                 Vice President and Principal Accounting Officer

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER       DESCRIPTION
------       -----------
(27)         Financial Data Schedule